Form 10-Q
period 2023-01-31
AMERICAN SOFTWARE INC
filed 2023-03-03
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at March 1, 2023
Class A Common Stock, $.10 par value	31,957,863 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2023

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$80,606	$110,690
Investments	23,847	16,826
Trade accounts receivable, less allowance for doubtful accounts of $380 at January 31, 2023 and $423 at April 30, 2022:
Billed	32,183	20,619
Unbilled	2,352	2,989
Prepaid expenses and other current assets	5,575	5,067
Total current assets	144,563	156,191
Investments—noncurrent	484	—
Property and equipment, net of accumulated depreciation of $32,047 at January 31, 2023 and $31,240 at April 30, 2022	6,502	3,654
Capitalized software, net of accumulated amortization of $42,988 at January 31, 2023 and $42,007 at April 30, 2022	605	1,586
Goodwill	29,558	25,888
Other intangibles, net of accumulated amortization of $13,829 at January 31, 2023 and $13,228 at April 30, 2022	2,376	147
Lease right of use assets	544	935
Deferred sales commissions—noncurrent	1,544	2,050
Other assets	3,888	2,384
Total assets	$190,064	$192,835
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,007	$2,506
Accrued compensation and related costs	3,027	6,918
Dividends payable	3,716	3,700
Operating lease obligations	440	541
Other current liabilities	2,804	1,871
Deferred revenue	40,706	41,953
Total current liabilities	54,700	57,489
Deferred income taxes	—	1,772
Long-term operating lease obligations	144	461
Other long-term liabilities	224	137
Total liabilities	55,068	59,859
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,546,495 (31,957,863, net) shares issued and outstanding at January 31, 2023 and 36,405,695 (31,817,063, net) shares issued and outstanding at April 30, 2022	3,655	3,641
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2023 and April 30, 2022; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	177,532	171,948
Retained deficit	(20,814)	(17,236)
Class A treasury stock, 4,588,632 shares at January 31, 2023 and April 30, 2022, at cost	(25,559)	(25,559)
Total shareholders’ equity	134,996	132,976
Commitments and contingencies
Total liabilities and shareholders’ equity	$190,064	$192,835
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Subscription fees	$13,003	$10,856	$37,391	$31,005
License	1,017	992	2,025	2,289
Professional services and other	8,342	11,443	27,945	31,751
Maintenance	8,649	9,131	26,384	27,859
Total revenue	31,011	32,422	93,745	92,904
Cost of revenue:
Subscription fees	4,005	3,431	11,682	10,059
License	358	240	541	597
Professional services and other	6,303	8,012	20,454	22,499
Maintenance	1,607	1,789	4,757	5,509
Total cost of revenue	12,273	13,472	37,434	38,664
Gross margin	18,738	18,950	56,311	54,240
Research and development	4,402	4,602	13,220	13,304
Sales and marketing	5,325	5,222	16,934	17,234
General and administrative	6,030	5,834	17,796	15,844
Amortization of acquisition-related intangibles	25	53	81	159
Total operating expenses	15,782	15,711	48,031	46,541
Operating income	2,956	3,239	8,280	7,699
Other income (loss):
Interest income	701	97	1,274	287
Other, net	633	(5)	34	1,172
Earnings before income taxes	4,290	3,331	9,588	9,158
Income tax expense (benefit)	950	391	2,034	(43)
Net earnings	$3,340	$2,940	$7,554	$9,201
Earnings per common share (a):
Basic	$0.10	$0.09	$0.22	$0.28
Diluted	$0.10	$0.09	$0.22	$0.27
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	33,759	33,490	33,711	33,293
Diluted	33,965	34,578	34,006	34,325
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.10 and $0.09 for the three months ended January 31, 2023 and 2022 and $0.22 and $0.28 for the nine months ended January 31, 2023 and 2022. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended January 31, 2022	Shares	Amount	Shares	Amount

Balance at October 31, 2021	36,174,808	$3,617	1,821,587	$182	$166,969	$(16,362)	$(25,559)	$128,847
Proceeds from stock options exercised	132,887	13	—	—	1,678	—	—	1,691
Stock-based compensation	—	—	—	—	1,093	—	—	1,093
Net earnings	—	—	—	—	—	2,940	—	2,940
Dividends declared*	—	—	—	—	—	(3,692)	—	(3,692)
Balance at January 31, 2022	36,307,695	$3,630	1,821,587	$182	$169,740	$(17,114)	$(25,559)	$130,879
For the Three Months Ended January 31, 2023
Balance at October 31, 2022	36,503,495	$3,650	1,821,587	$182	$175,733	$(20,438)	$(25,559)	$133,568
Proceeds from stock options exercised*	43,000	5	—	—	505	—	—	510
Stock-based compensation	—	—	—	—	1,294	—	—	1,294
Net earnings	—	—	—	—	—	3,340	—	3,340
Dividends declared*	—	—	—	—	—	(3,716)	—	(3,716)
Balance at January 31, 2023	36,546,495	$3,655	1,821,587	$182	$177,532	$(20,814)	$(25,559)	$134,996
*Amounts adjusted for rounding

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Nine Months Ended January 31, 2022	Shares	Amount	Shares	Amount

Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised	678,129	67	—	—	7,338	—	—	7,405
Stock-based compensation	—	—	—	—	2,910	—	—	2,910
Net earnings	—	—	—	—	—	9,201	—	9,201
Dividends declared*	—	—	—	—	—	(11,028)	—	(11,028)
Balance at January 31, 2022	36,307,695	3,630	1,821,587	182	169,740	(17,114)	(25,559)	130,879
For the Nine Months Ended January 31, 2023
Balance at April 30, 2022	36,405,695	3,641	1,821,587	182	171,948	(17,236)	(25,559)	132,976
Proceeds from stock options exercised*	140,800	14	—	—	1,640	—	—	1,654
Stock-based compensation	—	—	—	—	3,944	—	—	3,944
Net earnings	—	—	—	—	—	7,554	—	7,554
Dividends declared*	—	—	—	—	—	(11,132)	—	(11,132)
Balance at January 31, 2023	36,546,495	3,655	1,821,587	182	177,532	(20,814)	(25,559)	134,996
*Amounts adjusted for rounding
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$7,554	$9,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,389	3,170
(Gain) on sale of fixed assets	—	(36)
Stock-based compensation expense	3,944	2,910
Net gain on investments	(92)	(1,073)
Deferred income taxes	(3,377)	(167)
Changes in operating assets and liabilities:
Purchases of trading securities	(8,284)	(215)
Proceeds from maturities and sales of trading securities	870	831
Accounts receivable, net	(10,926)	(780)
Prepaid expenses and other assets	189	(653)
Accounts payable and other liabilities	(1,486)	(91)
Deferred revenue	(1,247)	953
Net cash (used in) provided by operating activities	(10,466)	14,050
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(3,655)	(801)
Purchase of business	(6,500)	—
Net cash (used in) investing activities	(10,155)	(801)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,654	7,405
Dividends paid	(11,117)	(10,957)
Net cash (used in) financing activities	(9,463)	(3,552)
Net change in cash and cash equivalents	(30,084)	9,697
Cash and cash equivalents at beginning of period	110,690	88,658
Cash and cash equivalents at end of period	$80,606	$98,355

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$5,441	$180
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,716	$3,689
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2023
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2023, results of operations for the three and nine months ended January 31, 2023 and 2022, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2023 and 2022 and cash flows for the nine months ended January 31, 2023 and 2022. The Company’s results for the three months ended January 31, 2023 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2022. The terms “fiscal 2023” and “fiscal 2022” refer to our fiscal years ending April 30, 2023 and 2022, respectively.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and nine months ended January 31, 2023 and January 31, 2022.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended January 31, 2023, we recognized $17.4 million of revenue that was included in the deferred revenue balance as of October 31, 2022. During the nine months ended January 31, 2023, we recognized $37.6 million of revenue that was included in the deferred revenue balance as of April 30, 2022.

	January 31, 2023	April 30, 2022
	(in thousands)

Deferred revenue, current	40,706	41,953
Deferred revenue, long-term	—	—
Total deferred revenue	$40,706	$41,953

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $119 million. The Company expects to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Domestic	$24,662	$27,334	$75,891	$77,958
International	6,349	5,088	17,854	14,946
	$31,011	$32,422	$93,745	$92,904
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and deferred sales commissions—noncurrent, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at January 31, 2023 and April 30, 2022 were $2.9 million and $3.4 million, respectively. Amortization of sales commissions was $0.4 million and $1.2 million for the three and nine months ended January 31, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended January 31, 2022, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On November 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on February 17, 2023 to Class A and Class B shareholders of record at the close of business on February 3, 2023.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2023		Nine Months Ended January 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.01)	(0.01)	(0.11)	(0.11)
Total	$0.10	$0.10	$0.22	$0.22
Distributed earnings	$3,515	$201	$10,532	$601
Undistributed losses	(355)	(21)	(3,385)	(194)
Total	$3,160	$180	$7,147	$407
Basic weighted average common shares outstanding	31,937	1,822	31,890	1,822

	Three Months Ended January 31, 2022		Nine Months Ended January 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	(0.02)	(0.02)	(0.05)	(0.05)
Total	$0.09	$0.09	$0.28	$0.28
Distributed earnings	$3,488	$201	$10,426	$602
Undistributed losses	(708)	(41)	(1,727)	(100)
Total	$2,780	$160	$8,699	$502
Basic weighted average common shares outstanding	31,668	1,822	31,471	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,160	31,937	$0.10
Common Stock Equivalents		206
	3,160	32,143	0.10
Class B Common Share Conversion*	180	1,822
Diluted EPS for Class A Common Shares	$3,340	33,965	$0.10
Nine Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic*	$7,147	31,890	$0.22
Common Stock Equivalents	—	294
	7,147	32,184	0.22
Class B Common Share Conversion*	407	1,822
Diluted EPS for Class A Common Shares	$7,554	34,006	$0.22

Three Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,780	31,668	$0.09
Common Stock Equivalents	—	1,088	—
	2,780	32,756	0.09
Class B Common Share Conversion	160	1,822	—
Diluted EPS for Class A Common Shares	$2,940	34,578	$0.09

Nine Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$8,699	31,471	$0.28
Common Stock Equivalents	—	1,032	—
	8,699	32,503	0.27
Class B Common Share Conversion	502	1,822	—
Diluted EPS for Class A Common Shares	$9,201	34,325	$0.27

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$180	1,822	$0.10
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—
Diluted EPS for Class B Common Shares	$181	1,822	$0.10

Nine Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic*	$407	1,822	$0.22
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares*	$409	1,822	$0.22

Three Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$160	$1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$162	1,822	$0.09

Nine Months Ended January 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$502	$1,822	$0.28
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	4	—	—
Diluted EPS for Class B Common Shares	$506	1,822	$0.28

_______________
*Amounts adjusted for rounding

For the three and nine months ended January 31, 2023, we excluded options to purchase 4,445,248 and 3,718,454 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2022, we excluded options to purchase 890,783 and 858,210 Class A Common Shares, respectively, from the computation of diluted earnings per Class A Common Shares. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2023, we had a total of 5,677,804 options outstanding and as of January 31, 2022, we had a total of 4,743,104 options outstanding.
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
Starboard creates an interactive supply chain digital twin of the physical supply chain network and uses gaming technology to provide an intuitive user experience where users can easily explore answers to various "what if" questions. Starboard offers a unique supply chain visualization solution that can optimize for unknown locations, meaning users do not have to map their plans to a physical location. Applying Starboard’s rich set of reference costs with Logility’s lane rates and time data structures, users have the ability to quickly analyze options in regions for which they have no prior data and assess better locations for future plants, warehouses or Third-party logistic locations ("3PL") locations. The intuitive design and ease of configuration makes the Starboard network design solution stand out. The solution is built for continuous use, eliminating the need for a consulting project to model potential resolutions to unexpected supply chain disruptions. The integration of Starboard’s capabilities into the Logility Digital Supply Chain Platform will offer supply chain leaders enhanced integrated business planning outcomes. Users will be able to model a response to disruptions and update their operating plan within the Logility Digital Supply Chain Platform in minutes to enact the new operating paradigm.
Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The Company incurred acquisition costs of approximately $50,000 and $186,000 during the three and nine months ended January 31, 2023, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
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

		Useful Life
Other assets	90
Goodwill	3,670
Non-compete agreements	170	5 years
Current technology	2,500	3 years
Customer relationships	160	6 years
Total assets acquired	6,590
Long-term liabilities	(90)
Net assets acquired	$6,500

Non-compete agreements, current technology and customer relationships are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.
F. Stock-Based Compensation
During the nine months ended January 31, 2023 and 2022, we granted options for 1,519,000 and 1,438,500 shares of Class A common stock, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The forfeiture rates are estimated using historical data. We recorded stock option compensation cost of approximately $1.3 million and $1.1 million and income tax benefits of approximately $4,000 and $327,000 from option exercises during the three months ended January 31, 2023 and 2022, respectively. We recorded stock option compensation cost of approximately $3.9 million and $2.9 million and income tax benefits of approximately $67,000 and $1.9 million from option exercises during the nine months ended January 31, 2023 and 2022, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2023 and 2022, we issued 140,800 and 678,129 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2023 and 2022 based on market value at the exercise dates was approximately $0.6 million and $9.1 million, respectively. As of January 31, 2023, unrecognized compensation cost related to unvested stock option awards approximated $14.6 million, which we expect to recognize over a weighted average period of 1.88 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2023 and April 30, 2022, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$74,032	$—	$—	$74,032
Marketable securities	24,331	—	—	24,331
Total	$98,363	$—	$—	$98,363

	April 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	98,459	—	—	98,459
Marketable securities	16,826	—	—	16,826
Total	115,285	—	—	115,285

H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2023. As of January 31,

2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Supply Chain Management	$26,952	$26,061	$79,886	$75,692
IT Consulting	3,584	5,842	12,258	15,544
Other	475	519	1,601	1,668
	$31,011	$32,422	$93,745	$92,904
Operating income\(loss):
Supply Chain Management	$7,763	$7,458	$22,587	$19,531
IT Consulting	211	506	643	1,005
Other	(5,018)	(4,725)	(14,950)	(12,837)
	$2,956	$3,239	$8,280	$7,699
Capital expenditures:
Supply Chain Management	$14	$57	$1,604	$672
IT Consulting	—	—	—	—
Other	935	165	2,051	165
	$949	$222	$3,655	$837
Depreciation and amortization:
Supply Chain Management	$675	$907	$2,042	$2,889
IT Consulting	—	—	—	—
Other	113	93	347	281
	$788	$1,000	$2,389	$3,170
Earnings\(loss) before income taxes:
Supply Chain Management	$8,094	$7,458	$22,695	$19,377
IT Consulting	211	506	643	1,005
Other	(4,015)	(4,633)	(13,750)	(11,224)
	$4,290	$3,331	$9,588	$9,158

K. Major Clients
No single client accounted for more than 10% of total revenue for the three and nine months ended January 31, 2023 and 2022.

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
M. Subsequent Event
On February 22, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 17, 2023 to Class A and Class B shareholders of record at the close of business on May 3, 2023.

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
ECONOMIC OVERVIEW
In January 2023, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2023. The update noted that, “Global growth is projected to fall from an estimated 3.4 percent in 2022 to 2.9 percent in 2023, then rise to 3.1 percent in 2024. The forecast for 2023 is 0.2 percentage point higher than predicted in the October 2022 World Economic Outlook (WEO) but below the historical (2000–19) average of 3.8 percent. The rise in central bank rates to fight inflation and Russia’s war in Ukraine continue to weigh on economic activity. The rapid spread of COVID-19 in China dampened growth in 2022, but the recent reopening has paved the way for a faster-than-expected recovery. Global inflation is expected to fall from 8.8 percent in 2022 to 6.6 percent in 2023 and 4.3 percent in 2024, still above pre-pandemic (2017–19) levels of about 3.5 percent. The balance of risks remains tilted to the downside, but adverse risks have moderated since the October 2022 WEO. On the upside, a stronger boost from pent-up demand in numerous economies or a faster fall in inflation are plausible. On the downside, severe health outcomes in China could hold back the recovery, Russia’s war in Ukraine could escalate, and tighter global financing conditions could worsen debt distress. Financial markets could also suddenly reprice in response to adverse inflation news, while further geopolitical fragmentation could hamper economic progress."
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
COMPANY OVERVIEW
American Software was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Boston, Chicago, Miami and San Diego; and international offices in the United Kingdom, India, Germany, New Zealand and Australia.
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
Our platform is highly regarded by clients and industry analysts alike. We, often through our wholly-owned subsidiary Logility, Inc., are named a leader in multiple IDC MarketScape reports including: the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; September 2022 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2022 Vendor Assessment; September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. The organization was also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Supply Chain Supply Planning 2022 Vendor Assessment.
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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended January 31, 2023 and 2022:

	Three Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2023	2022	2023 vs. 2022
Revenue:
Subscription fees	42%	34%	20%
License	3%	3%	3%
Professional services and other	27%	35%	(27)%
Maintenance	28%	28%	(5)%
Total revenue	100%	100%	(4)%
Cost of revenue:
Subscription fees	13%	11%	17%
License	1%	1%	49%
Professional services and other	20%	25%	(21)%
Maintenance	5%	5%	(10)%
Total cost of revenue	39%	42%	(9)%
Gross margin	61%	58%	(1)%
Research and development	14%	14%	(4)%
Sales and marketing	17%	16%	2%
General and administrative	19%	18%	3%
Total operating expenses	50%	48%	—%
Operating income	11%	10%	(9)%
Other income:
Other, net	4%	—%	nm
Earnings before income taxes	15%	10%	29%
Income tax expense	3%	1%	143%
Net earnings	12%	9%	14%
nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the nine months ended January 31, 2023 and 2022:

	Nine Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2023	2022	2023 vs. 2022
Revenue:
Subscription fees	40%	34%	21%
License	2%	2%	(12)%
Professional services and other	30%	34%	(12)%
Maintenance	28%	30%	(5)%
Total revenue	100%	100%	1%
Cost of revenue:
Subscription fees	12%	11%	16%
License	1%	1%	(9)%
Professional services and other	22%	24%	(9)%
Maintenance	5%	6%	(14)%
Total cost of revenue	40%	42%	(3)%
Gross margin	60%	58%	4%
Research and development	14%	14%	(1)%
Sales and marketing	18%	19%	(2)%
General and administrative	19%	17%	12%
Total operating expenses	51%	50%	3%
Operating income	9%	8%	8%
Other income:
Other, net	1%	1%	(10)%
Earnings before income taxes	10%	9%	5%
Income tax expense (benefit)	2%	—%	nm
Net earnings	8%	9%	(18)%
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022
REVENUE

	Three Months Ended January 31,
				% of Total Revenue
	2023	2022	% Change	2023	2022
	(in thousands)
Subscription fees	$13,003	$10,856	20%	42%	34%
License	1,017	992	3%	3%	3%
Professional services and other	8,342	11,443	(27)%	27%	35%
Maintenance	8,649	9,131	(5)%	28%	28%
Total revenue	$31,011	$32,422	(4)%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2023	2022	% Change	2023	2022
	(in thousands)
Subscription fees	$37,391	$31,005	21%	40%	34%
License	2,025	2,289	(12)%	2%	2%
Professional services and other	27,945	31,751	(12)%	30%	34%
Maintenance	26,384	27,859	(5)%	28%	30%
Total revenue	$93,745	$92,904	1%	100%	100%
For the three months ended January 31, 2023 revenue decreased by 4%, which was attributable primarily to a 27% decrease in professional services and other revenue and a 5% decrease in maintenance revenue, partially offset by a 20% increase in subscription fees and a 3% increase in license revenue, when compared to the same period last year.
For the nine months ended January 31, 2023 revenue increased by 1%, which was attributable primarily to a 21% increase in subscription fees, partially offset by a 12% decrease in license revenue, a 12% decrease in professional services and other revenue and a 5% decrease in maintenance revenue, when compared to the same period last year.
Due to intense competition in our industry, we sometimes discount SaaS and license fees from our published list price. Numerous factors contribute to the amount of the discount provided, such as previous client purchases, the number of client sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenue from period to period is primarily due to the volume of products and related services sold in any period and the number of products or modules purchased with each sale.
International revenue represented approximately 20% and 19% of total revenue in the three and nine months ended January 31, 2023, respectively, compared to 16% for the same periods in the prior year. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$13,003	$10,856	20%
Total subscription fees revenue	$13,003	$10,856	20%

	Nine Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$37,391	$31,005	21%
Total subscription fees revenue	$37,391	$31,005	21%
For the three and nine months ended January 31, 2023, subscription fees revenue increased 20% and 21%, respectively, compared to the same periods in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts. This further evidences by our successful transition to the cloud subscription model.
License Revenue

	Three Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$1,017	$992	3%
Other	—	—	—%
Total license revenue	$1,017	$992	3%

	Nine Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$2,009	$2,267	(11)%
Other	16	22	(27)%
Total license revenue	$2,025	$2,289	(12)%
For the three and nine months ended January 31, 2023, license fee revenue increased 3% and decreased 12%, respectively, when compared to the same periods in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients. For the three and nine months ended January 31, 2023 and 2022, our SCM segment constituted approximately 100%, 99% and 100%, 99% of total license fee revenue, respectively. Our Other segment license fee revenue remained flat for the three months ended January 31, 2023 compared to the same period in the prior year. Our Other segment revenue decreased by 27% for the nine months ended January 31, 2023 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided approximately 48% and 74% of license fee revenues for the three and nine months ended January 31, 2023, respectively, compared to approximately 94% and 90% in the comparable periods last year due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three and nine months ended January 31, 2023, our margins after commissions on direct sales were approximately 91% and 91%, compared to 91% and 89% in the comparable periods last year. The slight increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2023 and 2022, our margins after commissions on indirect sales were approximately 58% and 64%, respectively. For the nine months ended January 31, 2023 and 2022, our margins after commissions on indirect sales were approximately 59% and 66%, respectively. The indirect channel margins decreased for the three and nine months ended January 31, 2023 compared to the same periods in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Professional Services and Other Revenue

	Three Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$4,590	$5,396	(15)%
IT Consulting	3,584	5,842	(39)%
Other	168	205	(18)%
Total professional services and other revenue	$8,342	$11,443	(27)%

	Nine Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$15,034	$15,496	(3)%
IT Consulting	12,258	15,544	(21)%
Other	653	711	(8)%
Total professional services and other revenue	$27,945	$31,751	(12)%

For the three and nine months ended January 31, 2023, professional services and other revenue decreased by 27% and 12%, respectively, primarily due to lower professional services and other revenue derived from our IT Consulting, Other and SCM segments. For the three and nine months ended January 31, 2023, our Other segment’s revenue decreased 18% and 8%, respectively, due to the timing of project work with existing clients. For the three and nine months ended January 31, 2023, our SCM segment’s revenue decreased 15% and 3%, respectively, primarily due to the timing of implementation project work in recent periods. For the three and nine months ended January 31, 2023, our IT Consulting segment’s revenue decreased 39% and 21%, respectively, when compared to the same periods in the prior year due to the demand of project work from existing clients during the applicable period. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$8,341	$8,817	(5)%
Other	308	314	(2)%
Total maintenance revenue	$8,649	$9,131	(5)%

	Nine Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$25,451	$26,924	(5)%
Other	933	935	—%
Total maintenance revenue	$26,384	$27,859	(5)%

For the three and nine months ended January 31, 2023, maintenance revenue decreased 5% when compared to the same periods in the prior year primarily due to our SCM segment. Our SCM maintenance revenue decreased 5% for both the three and nine months ended January 31, 2023, when compared to the same periods last year due to a normal client attrition rate. The SCM segment accounted for 96% of total maintenance revenue for the three and nine months ended January 31, 2023 and 97% for the same periods in the prior year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	%	2022	%	2023	%	2022	%
Gross margin on subscription fees	$8,998	69%	$7,425	68%	$25,709	69%	$20,946	68%
Gross margin on license fees	659	65%	752	76%	1,484	73%	1,692	74%
Gross margin on professional services and other	2,039	24%	3,431	30%	7,491	27%	9,252	29%
Gross margin on maintenance	7,042	81%	7,342	80%	21,627	82%	22,350	80%
Total gross margin	$18,738	61%	$18,950	57%	$56,311	60%	$54,240	58%
For the three and nine months ended January 31, 2023, our total gross margin percentage increased by 4% and 2%, respectively when compared to the same periods in the prior year primarily due to higher margins on subscription fees revenue, and maintenance revenue, partially offset by lower margins on license fees and professional services and other revenue.
Gross Margin on Subscription Fees
For the three and nine months ended January 31, 2023, our gross margin percentage on subscription fees revenue remained flat at 69% and remained flat at 68%, when compared to the same periods in the prior year, primarily due to the increased subscription revenue and related cost efficiencies.
Gross Margin on License Fees
License fee gross margin percentage for the three and nine months ended January 31, 2023 decreased by 11% and 1%, respectively, when compared to the same periods in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 30% to 24% and from 29% to 27% for the three and nine months ended January 31, 2023, respectively, when compared to the same periods in the prior year primarily due to a decrease in revenues and utilization. Our gross margin percentage in our SCM segment services decreased from 38% to 26% and from 37% to 31%, respectively, for the three and nine months ended January 31, 2023 and 2022. This is primarily the result of a decrease in professional services and other revenue, which is being driven by timing of projects and utilization. Our Other segment professional services gross margin remained flat at 43% for the three and nine months ended January 31, 2023 and 2022, respectively, due to higher margin projects and cost containment year to date. Our IT Consulting segment professional services gross margins remained flat at 22% for the three months ended January 31, 2023, when compared to the same period last year due to the timing of project work. For the nine months ended January 31, 2023, our IT Consulting segment services gross margin decreased to 20% from 21% the same period in the prior year. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage increased from 80% to 81% for the three months ended January 31, 2023 when compared to the same period in the prior year. Maintenance gross margin percentage increased from 80% to 82% for the nine months ended January 31, 2023, when compared to the same period in the prior year. The increase is primarily due to a decrease in personnel costs and computer software expense, compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	2022	% of Revenue		2023	2022	% of Revenue
			2023	2022			2023	2022
	(in thousands)				(in thousands)
Research and development	$4,402	$4,602	14%	14%	$13,220	$13,304	14%	14%
Sales and marketing	$5,325	$5,222	17%	16%	$16,934	$17,234	18%	19%
General and administrative	$6,030	$5,834	19%	18%	$17,796	$15,844	19%	17%
Amortization of acquisition-related intangible assets	$25	$53	—%	—%	$81	$159	—%	—%
Other income, net	$1,334	$92	4%	—%	$1,308	$1,459	1%	1%
Income tax expense (benefit)	$950	$391	3%	1%	$2,034	$(43)	2%	—%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Total research and development expense	$4,402	$4,602	(4)%
Percentage of total revenue	14%	14%
Total amortization of capitalized computer software development costs *	$262	$757	(65)%

	Nine Months Ended January 31,
	2023	2022	% Change
	(in thousands)
Total research and development expense	$13,220	$13,304	(1)%
Percentage of total revenue	14%	14%
Total amortization of capitalized computer software development costs *	$981	$2,467	(60)%
*Included in cost of license fees and subscription fees.
For the three and nine months ended January 31, 2023, total product research and development costs decreased by 4% and 1%, respectively, when compared to the same periods in the previous year, primarily due to a decrease in the use of third-party contractors. For the three and nine months ended January 31, 2023, amortization of capitalized software development costs decreased 65% and 60%, when compared to the same periods in the previous year, as some projects were fully amortized.
Sales and Marketing
For the three and nine months ended January 31, 2023, sales and marketing expenses as a percentage of revenue increased from 16% to 17% and decreased from 19% to 18%, respectively, when compared to the same periods last year. The increase in sales and marketing costs for the three months ended January 31, 2023 is primarily due to an increase in personnel costs and dues and subscriptions, partially offset by a reduction in the use of third-party contractors. The decrease sales and marketing costs year over year is primarily due to direct marketing cost containment.
General and Administrative
For the three and nine months ended January 31, 2023, general and administrative expenses increased from 18% to 19% and from 17% to 19% as a percentage of revenue when compared to the same periods a year ago, primarily due to personnel costs and third-party contractors.
At January 31, 2023, the total number of employees was 397 compared to 418 at January 31, 2022.
Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$7,763	$7,458	4%	$22,587	$19,531	16%
IT Consulting	211	506	(58)%	643	1005	(36)%
Other*	(5,018)	(4,725)	6%	(14,950)	(12,837)	16%
Total Operating Income	$2,956	$3,239	(9)%	$8,280	$7,699	8%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 4% and 16%, respectively, for the three and nine months ended January 31, 2023, compared to the same periods in the prior year primarily due to improved gross margins.
Our IT Consulting segment operating income decreased by 58% and 36%, respectively, for the three and nine months ended January 31, 2023, compared to same periods last year primarily due to the timing of project work and an increase in expenses related to sales and third-party contractors.
Our Other segment operating loss increased by 6% and 16%, respectively, for the three and nine months ended January 31, 2023, when compared to the same periods in the prior year due primarily to an increase in variable compensation and stock option expenses.
Other Income
Other income is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2023, the increase in Other income is mainly due to an increase in interest income, unrealized gains on investments, an increase in exchange rate gains and lower realized gain on investments compared to the same period in the prior year. This increase was partially offset by a decrease in sale of assets compared to the prior year. We recorded unrealized gains of approximately $0.4 million and realized losses of approximately $12,000 for the three months ended January 31, 2023 from our trading securities portfolio.
For the nine months ended January 31, 2023, the decrease in Other income is mainly due to higher losses on exchange rate compared to the same period in the prior year and lower unrealized gains on investments when compared to the same period last year. This decrease was offset by an increase in interest income compared to the prior year. We recorded unrealized gains of approximately $0.2 million and realized losses of approximately $0.1 million for the nine months ended January 31, 2023 from our trading securities portfolio.
For the nine months ended January 31, 2023 and 2022, our investments generated an annualized yield of approximately 1.65% and 1.43%, respectively.
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
During the three and nine months ended January 31, 2023, we recorded an income tax expense of $950,000 and $2.0 million, respectively, primarily due to discrete stock compensation benefits of $4,000 and $67,000, respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2022, we recorded an income tax expense of $391,000 and an income tax benefit of $43,000, respectively, primarily due to discrete stock compensation benefits of $327,000 and $1.9 million respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 21.8% and 21.9%, respectively, in the three and nine months ended January 31, 2023 compared to our effective tax rate of 22.4% and 20.7%, respectively, in the three and nine months ended January 31, 2022. In addition, research and development credits reduced our effective tax rate by 4.1% in the nine months ended January 31, 2023, compared to a reduction of 4.3% in the nine months ended January 31, 2022.
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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2023 and 2022. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2022.

	Nine Months Ended January 31,
	2023	2022
Net cash (used in) provided by operating activities	$(10,466)	$14,050
Net cash (used in) investing activities	(10,155)	(801)
Net cash (used in) financing activities	(9,463)	(3,552)
Net change in cash and cash equivalents	$(30,084)	$9,697
For the nine months ended January 31, 2023, the net decrease in cash used in operating activities when compared to the same period last year was due primarily to the following: (1) a relative higher increase in client accounts receivables when compared to a lower increase in the same period last year due to the timing of closing client sales and related collections, (2) an increase in purchases of trading securities, (3) an increase in deferred tax asset relative to a lower increase in the prior year, (4) a relative decrease in deferred revenue when compared to an increase in the same period last year due to timing of revenue recognition, (5) a decrease in net earnings, (6) a decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments and (7) a decrease in depreciation and amortization.
This net decrease in cash used in operating activities was partially offset by: (1) an increase in stock-based compensation expense, (2) a decrease in gains on investments compared to the same period in the prior year, (3) a relative decrease in prepaid expenses when compared to a increase in the same period last year due to the timing of purchases and (4) an increase in the proceeds from the maturity and sales of trading securities.
The increase in cash used in investing activities when compared to the same period in the prior year was mainly due to the purchase of Starboard and an increase in purchases of property and equipment. For more information about our acquisition of Starboard, please see the discussion in Note E to the Condensed Consolidated Financial Statements.
The increase in cash used in financing activities compared to the prior year was due primarily to an increase in dividends paid and a decrease in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31, (in thousands)
	2023	2022
Cash and cash equivalents	$80,606	$98,355
Short and long-term investments	24,331	16,463
Total cash and short and long-term investments	104,937	114,818
Net decrease/increase in total cash and investments during nine months ended January 31,	$(22,579)	$10,154

Our total activities used more cash and investments during the nine months ended January 31, 2023, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable were 101 days as of January 31, 2023, compared to 77 days as of January 31, 2022. This increase is primarily due to the timing of billings and cash collections. Our current ratio was 2.6 to 1 on January 31, 2023 and 2.9 to 1 on January 31, 2022.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $104.9 million in cash and investments with no debt as of January 31, 2023, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through January 31, 2023, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of January 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the nine months ended January 31, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on form 10-K for fiscal 2022.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and nine months ended January 31, 2023, we generated approximately 20% and 19%, respectively, of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate gain of approximately $0.1 million for the three months ended January 31, 2023 compared to an exchange rate gain of approximately $8,000 for the same periods in the prior year. We recorded an exchange rate loss of approximately $0.3 million for the nine months ended January 31, 2023 compared to an exchange rate loss of approximately $0.2 million for the same periods in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $60,000 and $51,000 rate gain or loss for the three and nine months ended January 31, 2023, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2023 was approximately $98.4 million compared to $105.7 million as of January 31, 2022.
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

AMERICAN SOFTWARE, INC.

Date: March 3, 2023	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: March 3, 2023	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2023	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer