Form 10-K
period 2023-04-30
AMERICAN SOFTWARE INC
filed 2023-07-13
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
Class A Common Shares, $0.10 Par Value
(Title of class)
 _________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, 31,914,863 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System on October 31, 2022) of the Class A Common Shares held by non-affiliates on that date was approximately $577.9 million. As of July 3, 2023, 32,344,863 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K
Portions of the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

American Software Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2023

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
Although we believe that the goals, plans, expectations and prospects reflected by our forward-looking statements are reasonable based on the information currently available to us, those statements are not guarantees of performance. There are a number of factors that could cause actual results or performance to differ materially from what is anticipated by statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty and the timing and degree of business recovery; the irregular pattern of our revenue; dependence on particular market segments or clients; competitive pressures; market acceptance of our products and services; technological complexity; undetected software errors; potential product liability or warranty claims; risks associated with new product development; the challenges and risks associated with integration of acquired product lines, companies and services; uncertainty about the viability and effectiveness of strategic alliances; as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A. of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview
American Software, Inc. (“American Software” or the “Company”) was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Chicago, Miami and international offices in the United Kingdom, India, Germany and New Zealand.
We provide our software and services through three major operating segments; (1) Supply Chain Management (“SCM”), (2) Information Technology Consulting (“IT Consulting”) and (3) Other. The SCM software business is our core market. We also offer technology staffing and consulting services through our wholly-owned subsidiary, The Proven Method, Inc., in the IT Consulting segment and we continue to provide limited services to our legacy enterprise resource planning (“ERP”) clients included in the Other segment.

American Software delivers an innovative technical platform that enables enterprises to accelerate their digital supply chain optimization from product concept to client availability via the Logility Digital Supply Chain Platform, a single platform spanning Product, Demand, Inventory, Network Optimization, Supply and Deploy aligned with Integrated Business Planning and Supply Chain Data Management. Our Logility Digital Supply Chain Platform leverages an innovative blend of artificial intelligence (AI) and advanced analytics fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.
We believe enterprises are facing unprecedented rates of change and disruption across their operations. Increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness are forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our software reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated planning processes. These processes regularly analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain source products sustainability, ethically and ensure high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. We are named a leader in multiple IDC MarketScape reports including; the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Supply Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. We were also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Holistic Supply Planning 2022 Vendor Assessment.
We have been positioned in the Challenger quadrant in Gartner, Inc.’s (“Gartner”) May 2, 2023 report, Magic Quadrant for Supply Chain Planning Solutions and we are positioned in the Leadership quadrant in the Peer Insights for the Gartner Voice of the Customer. We believe our platform is rated highly due to our flexible advanced analytics, underlying Software as a Service (“SaaS”) architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.
We serve approximately 805 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our software and services are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our software may be deployed in the cloud or with existing on-premise clients who may require additional components. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
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
Gartner’s March 2023 report, Forecast: Enterprise Application Software, Worldwide, 2021-2027, 1Q23 Update, predicts spending on Supply Chain Management software and services will exceed $21 billion in 2023 and reach $38 billion by 2027. This represents a compounded annual growth rate (“CAGR”) of 15% through 2027. Within the Supply Chain Management software market, Gartner includes solutions for supply chain planning, supply chain execution and procurement.
We focus primarily on supply chain planning processes and certain procurement and sourcing functions, which we estimate account for approximately one-third of the Supply Chain Management software market as defined by Gartner. Our platform includes more than thirty components spanning eight key supply chain planning processes that clients may adopt independently or as a comprehensive solution platform. We believe our opportunity to cross-sell and up-sell existing clients is significant, given the potential for clients to adopt additional components over time. Within the sourcing function, organizations are increasing their focus on vendor compliance and sourcing linked with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors. These multi-enterprise supply chains have heightened the need for robust supply chain master data management (“MDM”) to provide an accurate digital twin of the supply chain network, allowing enterprises to quickly plan strategically and accurately respond to dynamic market conditions to take advantage of business opportunities and mitigate risk.

Company Strategy
Our goal is to deliver the fastest time to value for our clients to contribute to an agile, resilient and higher velocity sustainable supply chain. Our strategy includes the following key elements:

Create Sustainable Supply Chains for Our Clients. By enabling our clients to shorten their supply chains, reduce energy consumption, reduce water usage, increase the use of recyclable material, enforce proper labor practices and track products through their entire lifecycle, we help them to achieve more sustainable operations and improve conditions in the world in which we live.
Expand Strategic Relationships. We are increasingly working with industry-leading consultants and other software and services providers. Our strategic partnerships help us to grow more quickly and to more efficiently deliver our products and services. We intend to continue to develop strategic relationships with systems integrators and other providers to combine our software with their services and products and create joint marketing and co-development opportunities.
Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that selective acquisitions or investments may offer opportunities to broaden our product offering for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet and further solidify our leadership position within the SCM market.

Products and Services
We provide a comprehensive, cloud-architected supply chain management platform that helps our clients manage eight critical planning processes, Product, Demand, Inventory, Supply, Network Optimization, Deploy, Integrated Business Planning and Supply Chain Data Management. Within each of these process areas, we offer one or more components that clients may leverage independently, in combination, or as a comprehensive solution platform, either in the cloud or on-premise. Our supply chain MDM platform and advanced analytics capabilities enable clients to derive new insights and automate planning processes that regularly analyze demand, production, supply and distribution signals to better inform product design and development, increase forecast accuracy, optimize inventory across the global supply chain and in-store and ensure high client satisfaction.
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
Our platform, which may be deployed as a hosted SaaS solution or on-premise, encompasses the following processes and associated components:
Product: Streamlines moving product concepts to market, rationalizes complex product lines and drives smart assortment plans and allocation strategies. Includes merchandise and assortment planning, product lifecycle management and traceability.
Demand: Improves prediction of true market demand, new product introductions and phase-outs, short life cycle products and promotions. Includes demand planning and optimization, demand sensing, pricing and promotion analysis, causal forecasting, life cycle planning and proportional profile planning.
Inventory: Minimizes cost and reduces risk while meeting customer service requirements with multi-echelon inventory optimization (MEIO). Includes inventory planning and optimization.
Supply: Maximizes cost-effective throughput and satisfies market demand every day. Includes supply planning and optimization, manufacturing planning and optimization, vendor management, quality control and compliance and sourcing management.
Network Optimization: Better assess complex trade-offs while optimizing capacity and network flows for conflicting priorities.

Deploy: Positions supply to quickly meet demand requirements with smart allocation. Includes allocation and automated order promising.
Integrated Business Planning: Guides business resources to meet revenue, profitability and customer service goals. Includes annual planning, long-term planning and S&OP.
Supply Chain Data Management: Gains access to tailored data integration, machine learning and advanced analytics without the headaches of custom development. Includes data management, machine learning and artificial intelligence and advanced analytics.
Additional Products and Services
Through our wholly-owned subsidiary, The Proven Method, Inc., we provide technology staffing and services to a diverse client base to solve business issues. These services include professional services, product management and project management outsourcing; staff augmentation for cloud, collaboration, network and security; social media and analytic marketing.
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
Cloud Hosting and Managed Services. Our clients can deploy our software in a hosted or on-premise environment. Companies may choose and then adjust the deployment methodology and services that best suit their individual needs as their business changes and their IT strategies evolve. Managed Services leverage our resources to assist and augment the client’s technical and operational needs on a day-to-day basis. We also have some clients for which we operate the software on a daily basis in support of their supply chain operations.
Implementation and Training Services. We offer our clients a professional and proven program that facilitates rapid implementation of our software products. Our consultants help clients define the nature of their project and proceed through the implementation process. We establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation. We offer training for all users and managers. Implementation of our products typically requires three to nine months, depending on factors such as the complexity of a client’s existing systems, breadth of functionality and number of business units and users.
We also offer our clients post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Clients that invest in implementation services receive assistance in integrating our software with existing enterprise software applications and databases. Additional services may include post-implementation reviews and benchmarks to further enhance the benefits to clients and training and user certification programs can help our clients gain even greater benefits from our robust planning platform.

Clients
We deliver our software and services to clients in a variety of industries, including apparel and other soft goods, food and beverage, fast moving consumer goods, consumer durable goods and process and chemical manufacturing. A sample of companies that we have served in the past two years is as follows:

Consumer Goods	Food & Beverage	ICL, Inc.	Jockey International
Bondi Sands Australia Pty Ltd	Black Rifle Coffee Company	Interlock USA, Inc.	Jump Design Group, Inc.
Dometic Group AB	Caribou Coffee Company	Johnson Controls	Kontoor Brands, Inc
GOJO Industries, Inc.	Dole Fresh Vegetables, Inc.	Johnson Controls Hitachi AC Europe SAS	Lacoste
Hasbro, Inc	Great Lakes Cheese Company, Inc.	Le Creuset Group AG	Lacrosse Footwear
Herbalife International of America, Inc.	Groupo Herdez	Libbey Glass LLC	Neatfreak
L'Oreal USA, Inc	Hostess Brands	LINDSAY CORPORATION	Patagonia
MGA Entertainment	J. R. Simplot Company	Moen	PVH Corp.
Omega Pharma International NV	J.D. Irving, Limited	Mustad Netherlands B.V.	Red Wing Shoe Company
Reynolds Consumer Products LLC	Jackson Family Wines	One World Technologies, Inc.	Renfro
Rodan & Fields, LLC	Mazoon Dairy Company SAOC	Otter Products, LLC	Rocky Brands, Inc.
Sunovion Pharmaceuticals, Inc.	Niagara Bottling	Parker Hannifin Corporation	SPANX
Vitalus Nutrition, Inc.	Ready Pac Foods, Inc.	Pattonair Ltd.	Stichd B.V.
Process & Chemical	Sauer Brands, Inc	Sandvik	Town & Country Living
Ansell Limited	Sazerac Company	Savant Technologies LLC (GE Lighting)	Urban Outfitters
Avery Dennison Corporation	Sunny Delight Beverages Company	The Starco Group	Workwear Outfitters, LLC
BERICAP Holding GMBH	Taylor Fresh Foods	Thermo Fisher Scientific	Wholesale Distribution / Retail
Berlin Packaging LLC	The J.M. Smucker Company	Thermos LLC	Argosy Trading Company, Ltd
Berry Global	The Spice Tailor Limited	Timken	Big Lots!
Bruni Glass S.p.A	Tillamook County Creamery Association	WEG Equipamentos Elétricos S.A.	Bobs Discount Furniture
Croda Europe Limited	Durable Goods	Apparel	ChemPoint
Detmold Packaging Pty Ltd.	A.O. Smith	Aeropostale	Dealer Tire
enVista, LLC	Apex Tools Group, LLC	Ariela & Associates International	Fastenal Company
HollyFrontier Corporation	Ashley Furniture	Bernard Cap Co., Inc.	Hancocks Wine, Spirits and Beer
Huhtamaki	Bio-Medical Devices International	Broder Brothers	Heidelberg Materials US, Inc.
Insmed Incorporated	CertainTeed	C&A Mexico	Mayoreo Ferreteria y Acabados S.A
Intertape Polymer Group	Clarios	Canada Goose	Mom Enterprises, LLC
Kelly Moore Paint Company, Inc	Columbus McKinnon Corporation	Converse, Inc	Screwfix
ORBIS Corporation	Cooper Lighting, LLC	Delta Apparel	The Gem Group, Inc.
Petrobras Distribuidora S.A.	CQMS Razer Pty. Ltd.	Destination XL	The Home Depot
Plastic Packaging Technologies, LLC	Electrical Home-Aids Pty Limited (Godfrey's)	Finish Line	Trelleborg Wheel Systems
Sonoco Products	Glen Raven, Inc.	Foot Locker, Inc.	US Autoforce
Universal Fiber Systems	Global Resources International, Inc	Hunkemoller International BV	Woolworths Group Ltd
Yazaki	Husqvarna AB	Hunter Boot Ltd

No client accounted for more than 10% of fiscal 2023 revenue. We typically experience a slight degree of seasonality, reflected in a slowing of services revenue during the winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector clients.

Competition
Our competitors are diverse and offer a variety of software and services targeted at various aspects of the supply chain, retail and general enterprise application markets. Our existing competitors include, but are not limited to:
•Large ERP application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated ERP software that currently, or may in the future, incorporate supply chain management, advanced planning and scheduling, warehouse management, transportation, collaboration or S&OP software components;
•Vendors focusing on the supply chain application software market, including, but not limited to, Blue Yonder, o9 Solutions, Kinaxis and OM Partners;
•Other business application software vendors that may broaden their product offerings by internally developing, acquiring or partnering with independent developers of supply chain management software and
•Internal development efforts by corporate information technology departments.
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
The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as client support, training and implementation. Other factors important to clients and prospects include:
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
We believe that our principal competitive advantages are our comprehensive, end-to-end software platform, the ability of our software to quickly generate business benefits for our clients, our substantial investment in product development, our deep domain expertise, the ease of use of our software products, our client support and professional consulting services, our ability to deploy quickly and our ability to deliver rapid return on investment for our clients.

Sales and Marketing
We sell our products globally through direct and indirect sales channels. We conduct our principal sales and marketing activities from our corporate headquarters in Atlanta, Georgia and have North American sales and/or support offices in Chicago and Miami. We manage sales and/or support outside of North America from our international offices in the United Kingdom, India, Germany and New Zealand.

In addition to our direct sales force, we have developed a network of VARs who assist in selling our products globally. We will continue to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. Currently located in North America, South America, Mexico, Europe, South Africa and the Asia/Pacific region, these independent distributors and resellers distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with contracts for our products. Our global distribution channel consists of 20 organizations with sales, implementation and support resources serving clients in approximately 80 countries.
Marketing and communications contribute significantly to our growth and the demand for our products and services in the market. We made significant changes in the last year to modernize the marketing department and increase focus on digital promotion. We raise market awareness of our brands and engage with the prospective market through concentrated marketing and communications programs. We do this through a variety of marketing efforts, including public and media relations, direct marketing, advertising, events and industry influencers. We also collaborate and participate in a variety of global industry associations, such as those organized by the Association for Supply Chain Management, the Council of Supply Chain Management Professionals and the Institute of Business Forecasting.

Research and Development
Our success depends in part upon our ability to continue to recognize and meet client needs, anticipate opportunities created by changing technology, adapt our products to the changing expectations of our client community and keep pace with emerging industry standards. As a part of our ongoing commitment to these goals, we continue to focus on the people, processes and technology that help to achieve them. We are committed to partnering with our clients in co-development efforts to ensure our products map well to market needs from day one. We are continually shortening release cycles to more rapidly respond to market opportunities. We leverage design thinking approaches to ensure that we understand not only the expressed needs of our clients, but also the lived realities of the people that use them to accomplish their supply chain goals each and every day.
We continue to leverage the opportunities presented by artificial intelligence, machine learning, advance analytics platforms, in-memory computing and alternative data management approaches as well as advancing research efforts in the application of blockchain and other technologies with promise in supply chain use cases. Our research and development efforts will continue to focus on deploying software within a complex global supply chain landscape. Our cloud-architected software designed for SaaS deployment with master data management built in will be increasingly important for our long-term growth. As of April 30, 2023, we employed 95 persons in product research, development and enhancement activities. We also engage contractors for research and development, bringing our total human capital resources dedicated to research and development to 151 persons.

Proprietary Rights
Our success and ability to compete are dependent in part upon our proprietary technology. To protect this proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality obligations and other contractual provisions. However, we also believe that factors such as the knowledge, ability and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights expire 95 years after the year of first publication. In addition, we have registered a number of trademarks in the U.S. and internationally and have applications pending for others. We enter into confidentiality or similar agreements with our employees, consultants and clients, control access to and distribution of our software, documentation and other proprietary information and deliver only object code (compiled source code) to our licensed clients. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our clients.

Human Capital Resources
As of April 30, 2023, we had 394 full-time employees, including 95 in product research, development and enhancement, 42 in client support, 139 in professional services, 77 in marketing, sales and sales support and 41 in accounting, facilities and administration. Of these, 344 are based in the United States and 50 are based in our international locations. Our operations are further supported by over 80 independent full-time contractors who fulfill critical needs around the globe. We have never had a work stoppage and no employees or contractors are represented under collective bargaining arrangements.
Core Values. Our corporate culture is based on our core values: Passion, Accountability, Curiosity and Teamwork. Employee performance and Company fit are assessed in part based on these core values. We reinforce them in employee communications and celebrate extraordinary examples of these values with quarterly “Living the Core Values” awards for employees nominated by colleagues and selected by the executive leadership team.
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
Community Engagement. We believe in the importance of giving back to the communities where we live and work. Our Community imPACT initiative has two major components. We organize Company-sponsored volunteer opportunities with selected organizations across our geographic locations that focus on combating food insecurity. We also encourage our employees to take action in their own communities by volunteering with charitable organizations of their choice and we support their efforts by providing up to 16 hours of paid time off each year for individual volunteering.
COVID-19 and Employee Safety. During and after the COVID-19 pandemic our primary focus has been the health and safety of our employees and their families. We have taken a flexible approach to help our employees manage their work and personal responsibilities. In addition, we have provided our employees with health and wellness resources, such as up-to-date COVID information and counseling resources. As a result, we have been able to seamlessly transition to primarily a hybrid work environment without interruption.

Data Privacy

Regulatory and legislative activity in the areas of data protection and privacy continues to increase worldwide. We have established and continue to maintain policies to comply with applicable privacy and data protection laws. We also ensure that third parties processing data on our behalf are contractually obligated to follow or are otherwise compliant with such laws.
We are subject to certain privacy and data protection laws in other countries in which we operate, many of which are stricter than those in the United States. Some countries also have instituted laws requiring in-country data processing and/or storage of data. Most notably, in the European Union (“EU”) and United Kingdom (“UK”), the General Data Protection Regulation (“GDPR”) and comparable UK law create legal and compliance obligations for companies that process personal data of individuals in those regions, regardless of the geographical location of the company and impose significant fines for non-compliance. We process a limited amount of personal data (as defined under the GDPR) for our clients and act as a data controller with respect to the personal data of our employees and job applicants, some of whom are located outside the United States. Therefore, our privacy policies comply with the GDPR.
In the United States, the California Consumer Privacy Act (“CCPA”) requires us to offer certain specific data privacy rights to California residents. Other states have adopted or are considering similar requirements that may be more stringent and/or expansive than federal requirements. Our privacy policies are compliant with the CCPA and other existing state laws.

Data Security
Information Security Management. Our Software Security Program is managed by our Manager of Information Security, who reports to the VP of Information Systems. We conduct vendor and internal risk assessments at least annually. Our Security Incident Response Team, consisting of personnel from Legal, Human Resources, Marketing and IT across our business units, is responsible for implementing our Incident Response Policy and Procedure, which includes processes for detection, analysis, containment, eradication and recovery, as well as incident response preparation, such as a tabletop exercise.
Our employees are regularly trained on appropriate security measures. We provide security awareness training for new hires and for all employees at least quarterly. We conduct user testing through “phishing” campaigns and require remedial training based on results. Our Manager of Information Security produces a monthly security awareness newsletter and periodic updates on recent malicious information security trends and scams.
The Service Organization Control (SOC) 2 Type II examination demonstrates that an independent accounting and auditing firm has reviewed and examined an organization’s control objectives and activities and tested those controls to ensure that they are operating effectively. The Company obtains a SOC 2 Type II report annually based on an independent third-party audit. The third party examines the suitability of the design and operating effectiveness of the Company’s controls to provide reasonable assurance that our service commitments and system requirements were achieved based on the applicable trust services criteria for security, availability, processing integrity and confidentiality.
Client Data Security. We have web application firewalls and data encryption (both in transit and at rest) to ensure that our client data is adequately protected. Our software applications undergo manual code reviews, static code analysis to test for vulnerabilities and annual third-party penetration testing, with a formal change control process in place to correct any deficiencies. Our SaaS environments are safeguarded by vulnerability management software that detects operating systems and third-party application vulnerabilities; applies vulnerability patching on a monthly basis; and ensures emergency patching of critical vulnerabilities. Data security is monitored with fully-integrated Security Information and Event Management software and we provide 24/7 security monitoring and alerting for all SaaS client environments. Only approved users may access our SaaS environments and such access is further controlled through two-factor authentication and quarterly access reviews.

Data in our cloud-based software is hosted in a Microsoft Azure environment. Microsoft provides numerous security measures, including geo-redundant storage (GRS) with cross-regional replication for storage of backup data and site recovery that replicates virtual machines in real-time to a different Azure region.
Business Continuity and Disaster Recovery. We have a documented Disaster Recovery Procedure and Business Continuity Plan. Key actions and responsibilities are handled by a designated Disaster Recovery Team and Emergency Management Team, respectively. The policies and procedures are reviewed, updated and approved by executive management annually and a Business Impact Analysis is performed as part of our Business Continuity Plan.

Sustainability in Data Operations
Hosting. Sustainability is a critical factor when we evaluate potential hosting partners. We continue to expand our relationship with Microsoft, including increases in our Azure footprint for hosting client SaaS environments as well as many internal operations. Microsoft has been carbon neutral since 2012 and is committed to being carbon negative by 2030, with the commitment by 2050 to remove all the carbon it has directly emitted since its founding in 1975. Our primary hosting partner, Microsoft Azure, has committed to focus on four key areas of environmental impact on local communities—carbon, water, waste and ecosystems:
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

Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports available free of charge on or through our website, located at http://www.amsoftware.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Reference to our website does not constitute incorporation by reference of the information contained on the site, which should not be considered part of this document.

ITEM 1A.    RISK FACTORS
The following summarizes risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and stock price. You should read this summary together with the detailed description of each risk factor contained below.

RISK FACTORS RELATED TO THE ECONOMY
a.Disruptions in the financial and credit markets, government policies regarding interest rates and inflation rates, international trade disputes, the effects of a pandemic or major public health concern such as COVID-19 pandemic, the invasion of Ukraine by Russia and other external influences in the U.S. global markets may reduce demand for our software and related services, which may negatively affect or revenue and operating results..
b.The effects of a pandemic or major public health concern such as the COVID-19 pandemic could materially affect how we and our clients will operate our businesses.
c.There may be an increase in client bankruptcies due to weak economic conditions.
d.We are subject to foreign exchange rate risk.

RISK FACTORS RELATED TO COMPETITION
a.Our markets are very competitive and we may not be able to compete effectively.
b.Many of our current and potential competitors have significantly greater resources than we do and therefore we may be at a disadvantage in competing with them.
c.Due to competition, we may change our pricing practices, which could adversely affect operating margins or client ordering patterns.

RISK FACTORS RELATED TO OUR OPERATIONS
a.Our growth is dependent upon the successful further development of our direct and indirect sales channels.
b.Our growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products and a failure to develop and sustain these relationships could have a material adverse effect on our operating performance and financial condition.
c.We are dependent upon the retail industry for a significant portion of our revenue. If these clients were to discontinue the use of our service or delay their implementation, our total revenue would be adversely affected.
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
l.Unanticipated changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying clients could increase the costs of our products and services and harm our business.
m.Our business may require additional capital
n.Business disruptions could affect our operating results.
o.Our international operations and sales subject us to additional risks.
p.It may become increasingly expensive to obtain and maintain liability insurance.
q.Growth in our operations could increase demands on our managerial and operational resources.
r.Changes in regulations or disruptions of the Internet may negatively affect our business.

RISK FACTORS RELATED TO OUR PRODUCTS
a.We may not be successful in convincing clients to migrate to current or future releases of our products which may lead to reduced services and maintenance revenue and less future business from existing clients..
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
e.Our software products and product development are complex, which makes it increasingly difficult to innovate, extend our product offerings and avoid costs related to correction of program errors.
f.The use of open source software in our products may expose us to additional risks and harm our intellectual property.
g.If the open source community expands into enterprise application and supply chain software, our revenue may decline.
h.Implementation of our products can be complex, time-consuming and expensive, clients may be unable to implement our products successfully and we may become subject to warranty or product liability claims.

i.An increase in sales of software products that require customization would result in revenue being recognized over the term of the contract for those products and could have a material adverse effect on our operating performance and financial condition..
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
o.We face risks associated with the security of our products which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions..
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
r.Any failure to offer high-quality customer support for our cloud platform may adversely affect our relationships with our clients and harm our financial results.

RISK FACTORS RELATED TO OUR PERSONNEL
a.We are dependent upon key personnel and need to attract and retain highly qualified personnel.
b.We may need to restructure our sales force, which can be disruptive.
c.Our technical personnel have unique access to client data and may abuse that privilege.

RISK FACTORS RELATED TO OUR CORPORATE STRUCTURE AND GOVERNANCE
a.Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance.
b.One shareholder beneficially owns a substantial portion of our stock and as a result, exerts substantial control over us.
c.Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.
d.We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and rely on, exemptions from certain corporate governance requirements.

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
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the potential impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements. The following section lists some, but not all, of the risks and uncertainties that we believe may have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment in our Company. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

We cannot predict every event and circumstance that may affect our business and therefore the risks and uncertainties discussed below may not be the only ones you should consider.

The risks and uncertainties discussed below are in addition to those that apply to most businesses generally. Furthermore, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

RISK FACTORS RELATED TO THE ECONOMY

Disruptions in the financial and credit markets, government policies regarding interest rates and inflation rates, international trade disputes, the effects of a pandemic or major public health concern such as the COVID-19 pandemic, the invasion of Ukraine by Russia and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenue and operating results.

Our revenue and profitability depend on the overall demand for our software, professional services and maintenance services. Regional and global changes in the economy and financial markets, such as the severe global economic downturn in 2008, which was followed by a slow and relatively weak recovery and more recently, the timing, likelihood and amount of future increases in interest rates by the U.S. Federal Reserve, have resulted in companies generally reducing their spending for technology projects and therefore delaying or reconsidering potential purchases of our products and related services. A new economic recession, or adverse conditions in credit markets, lagging consumer confidence and spending, inflation, higher labor, healthcare and insurance costs, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are all examples of negative factors that have delayed or canceled certain potential client purchases. Furthermore, the uncertainty posed by the long-term effects of global and regional conflicts, terrorist activities, a global pandemic such as the COVID-19 pandemic and other geopolitical and trade issues also may adversely affect the purchasing decisions of current or potential clients. For example, financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, remains uncertain. Furthermore, weakness in European economies may adversely affect demand for our products and services, both directly and by affecting U.S. clients that rely heavily on European sales. There can be no assurance that government responses to these factors will sufficiently restore confidence, stabilize markets or increase liquidity and the availability of credit.
We are a technology company selling technology-based software with total pricing, including software and services, in many cases exceeding $500,000. Reductions in the capital budgets of our clients and prospective clients could have an adverse impact on our ability to sell our software. These economic, trade and public health and political conditions may reduce the willingness or ability of our clients and prospective clients to commit funds to purchase our products and services or renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services, or a broadening or protracted extension of these conditions, would have a significant negative impact on our revenue and operating results.

The effects of a pandemic or major public health concern such as the COVID-19 pandemic could materially affect how we and our clients operate our businesses and the duration and extent to which this may impact our future results of operations and overall financial performance remain uncertain.

In December 2019, a novel coronavirus, COVID-19, was first reported. On March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. The COVID-19 pandemic, which spread throughout the world and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforce, organizations, clients, economies and financial markets globally, leading to increased market volatility. It also has disrupted the normal operations of many businesses, including ours.
Moreover, the conditions caused by a pandemic or major public health concern such as the COVID-19 pandemic may affect the rate of spending on our products and services and could adversely affect our clients’ ability or willingness to purchase our offerings or the timing of our current or prospective clients’ purchasing decisions; require pricing discounts or extended payment terms; or increase client attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
The duration and extent of the impact of a pandemic or major public health concern such as the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and any new variant, the extent and effectiveness of containment actions, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries and the impact of these and other factors on our employees, clients, partners, vendors and the global economy. If we are not able to effectively respond to and manage the impact of such events, our business will be harmed.
To the extent that a pandemic or major public health concern such as the COVID-19 pandemic affects our business and financial results, it may also amplify many of the other risks described in this “Risk Factors” section.

There may be an increase in client bankruptcies due to weak economic conditions.

We have been in the past and may be in the future, affected by client bankruptcies that occur in periods subsequent to the software sale. During weak economic conditions, there is an increased risk that some of our clients will file a petition for bankruptcy. When our clients file a petition for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large, due to extended payment terms for software fees and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts and may force us to disgorge payments made during the 90-day preference period. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, as the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated client bankruptcies, there can be no assurance that such reserves will be adequate and if they are not adequate, our business, operating results and financial condition would be adversely affected. We anticipate that a global pandemic such as the COVID-19 pandemic could increase the likelihood of these risks.
We are subject to foreign exchange rate risk.

Our international revenue and the majority of our international expenses, including the wages of some of our employees, are denominated primarily in currencies other than the U.S. dollar. Therefore, changes in the value of the U.S. dollar as compared to these other currencies may adversely affect our operating results. We do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

RISK FACTORS RELATED TO COMPETITION

Our markets are very competitive and we may not be able to compete effectively.

The markets for our software are very competitive. The intensity of competition in our markets has significantly increased, in part as a result of the slow growth in investment in IT software. We expect this intense competition to increase in the future. Our current and potential competitors have made and may continue to make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among supply chain software providers could adversely affect our competitive position. Increased competition has resulted and, in the future, could result in price reductions, lower gross margins, longer sales cycles and loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do and therefore we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP SE, Oracle Corporation, Blue Yonder, o9 Solutions, Kinaxis, Inc. and others. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The software market has experienced significant consolidation, including numerous mergers and acquisitions. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage clients to purchase non-retail applications and gain retail market share, also have offered at no charge certain retail software applications that compete with our software. If competitors such as Oracle and SAP SE and other large private companies are willing to offer their retail and/ or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that historically have not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for clients against our current or future competitors, or that such competition will not have a material adverse effect on our business, operating results and financial condition.
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

We also face competition from the corporate IT departments of current or potential clients capable of internally developing software and we compete with a variety of more specialized software and services vendors, including:
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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. For example, we may offer additional discounts to clients; increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product; or change maintenance pricing. Such changes could materially and adversely affect our margins and our revenue may be negatively affected if our competitors are able to recapture or gain market share.

RISK FACTORS RELATED TO OUR OPERATIONS

Our growth is dependent upon the successful further development of our direct and indirect sales channels.

We believe that our future growth will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. We intend to continue to increase the proportion of clients served through these indirect channels, so we are currently investing and plan to continue to invest, significant resources to develop them. This investment could adversely affect our operating results if these efforts do not generate sufficient license, subscription and service revenue to offset our investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will likely reduce our consulting service revenue, as third- party systems integrators generally provide these services. As indirect sales increase, our direct contact with our client base will decrease and we may have more difficulty accurately forecasting sales, evaluating client satisfaction and recognizing emerging client requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Marketing our products directly to clients and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same clients, systems integrators also may come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

Our growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products and a failure to develop and sustain these relationships could have a material adverse effect on our operating performance and financial condition.

We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and software. We are currently investing and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and in many cases may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us. The loss of relationships with such organizations could materially and adversely affect our operating performance and financial condition.
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
Due to current economic conditions, we expect the retail industry to remain relatively cautious in its level of investment in IT when compared to other industries. We are concerned about weak and uncertain economic conditions, consolidations and the disappointing results of retailers in certain markets, especially if such weak economic conditions persist for an extended period of time. Weak and uncertain economic conditions have negatively affected our revenue in the past and may do so in the future, including potential deterioration of our maintenance revenue base as clients look to reduce their costs, elongation of our selling cycles and reduction in the demand for our products. As a result, in the current economic environment it is difficult to predict exactly when specific sales will close. In addition, weak and uncertain economic conditions could impair our clients’ ability to pay for our products or services. We also believe the retail business transformation from retail brick-and-mortar to technology-enabled omnichannel commerce models will be a multi-year trend and was accelerated by the COVID-19 pandemic. Consequently, we cannot predict when the transformation to new commerce models may moderate or end. Any of these factors could adversely affect our business, our quarterly or annual operating results and our financial condition.
We have observed that as the retail industry consolidates, it is experiencing increased competition in certain geographic regions that could negatively affect the industry and our clients’ ability to pay for our products and services. Such consolidation has negatively impacted our revenue in the past and may continue to do so in the future, which may reduce the demand for our products and may adversely affect our business, operating results and financial condition.
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

Because fees for our software products are substantial and the decision to purchase our products typically involves members of our clients’ senior management, the sales process for our software is lengthy. Furthermore, our existing and prospective clients routinely require education regarding the use and benefits of our products, which may lead to delays in receiving clients’ orders. Accordingly, the timing of our revenue is difficult to predict and the delay of an order could cause our quarterly revenue to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting client purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen further, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenue and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenue from sales of our products because our existing and prospective clients often take significant time evaluating our products before purchasing them. The period between initial client contact and a purchase by a client could be nine months or longer. During the evaluation period, prospective clients may decide not to purchase or may scale down proposed orders of our products for various reasons, including:
•reduced demand for enterprise software software;
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

A significant portion of our revenue is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. We bill for implementation services predominantly on an hourly or daily basis (time and materials) and sometimes under fixed price contracts and we generally recognize revenue from those services as we perform the work. If we are not able to maintain the current service rates for our time and materials implementation services and cannot make corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including:
•perceptions of our ability to add value through our implementation services;
•complexity of services performed;
•competition;
•pricing policies of our competitors and of systems integrators;
•use of globally sourced, lower-cost service delivery capabilities within our industry; and
•economic, political and market conditions.

We are subject to risks related to renewal of maintenance contracts.

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
We are subject to risks related to accounting interpretations.

There are several accounting standards and interpretations covering revenue recognition for the software industry. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and potential interpretations. These discussions and the issuance of new interpretations could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They also could drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes that could adversely affect our reported revenue and results of operations. In addition, companies we acquire historically may have interpreted software revenue recognition rules differently than we do or may not have been subject to U.S. GAAP as a result of reporting in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by U.S. GAAP, we could be required to devote significant management resources and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

Our past and future acquisitions may not be successful and we may have difficulty integrating acquisitions.

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested and may continue to acquire or invest in, complementary companies, products and technologies and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances and investments present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:
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
Fully integrating an acquired company or business into our operations may take a significant amount of time. In addition, we may be able to conduct only limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of client data and these liabilities may not be covered by the warranty and indemnity provisions that we negotiate. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations.

Unanticipated changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying clients could increase the costs of our products and services and harm our business.

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Any changes, ambiguity or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could materially impact our income tax liabilities. We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws; changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions; results of tax examinations, settlements or judicial decisions; changes in accounting principles; changes to the business operations, including acquisitions; and the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, our business, results of operations and financial condition.
Further, tax regulations could be interpreted, changed, modified or applied adversely to us. These events could require us or our paying clients to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying clients to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying clients may elect not to purchase our products and services.
In addition, the United States and other governments adopt tax reform measures from time to time that impact future effective tax rates favorably or unfavorably. These tax reforms may be in the form of changes in tax rates, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes can have a material adverse impact on our financial results. In 2022, the United States enacted the Inflation Reduction Act (the “Act”), which includes a 1% excise tax on corporate stock repurchases. While we do not anticipate that changes in the tax laws or rates in that Act will have a material, direct impact on the Company, imposition of new excise taxes and minimum corporate tax rates such as these can have a material adverse impact on the Company in the future.
As a multinational organization, we may be subject to taxation in various jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Countries, trading regions and local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and value-added tax (VAT) in several jurisdictions. However, it is possible that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional tax amounts from our paying clients and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.

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

A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A natural disaster, major public health concern such as the COVID-19 pandemic, or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.
To effectively mitigate this risk, we must continue to improve our operational, financial and management controls and our reporting systems and procedures by, among other things, improving our key processes and IT infrastructure to support our business needs and enhancing information and communication systems to ensure that our employees and offices around the world are well-connected and can effectively communicate with each other and our clients and employees can work remotely as appropriate.
Although we maintain crisis management and disaster response plans, in the event of a natural disaster, public health crisis or other catastrophic event, or if we fail to implement the improvements described above, we may be unable to continue our operations and may experience system interruptions, reputational harm, delays in our product development, lengthy interruptions in service, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Our international operations and sales subject us to additional risks.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances outside the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales, marketing and support personnel in the countries in which we have or will establish offices or otherwise have a significant presence. Entry into new international markets typically requires the establishment of new marketing and distribution channels and may involve the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenue. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies. If we are less successful than we expect in a new market, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost-effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States. The following factors, among others, could have an adverse impact on our business and earnings:

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
•localized spread of infection resulting from a global pandemic such as COVID-19 pandemic, including any economic downturns and other adverse impacts;
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
We contract for insurance to cover a variety of potential risks and liabilities, including those relating to the unexpected failure of our products. In the current market, insurance coverage for all types of risk is becoming more restrictive and when insurance coverage is offered, the amount for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels or, if such coverage is available, the cost to obtain or maintain it may increase substantially. Consequently, we may be forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

Growth in our operations could increase demands on our managerial and operational resources.

If the scope of our operating and financial systems and the geographic distribution of our operations and clients significantly expand, this may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, client support and financial control systems and effectively expand, train and manage our employee base. We also may be required to manage an increasing number of relationships with various clients and other third parties. We may not be able to manage future expansion successfully and our inability to do so could harm our business, operating results and financial condition.

Changes in regulations or disruptions of the Internet may negatively affect our business.

Privacy concerns and laws, evolving regulation of the Internet and cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and adversely affect our business. Interruptions in Internet access may adversely affect our business, operating results and financial condition by increasing our expenditures and causing client dissatisfaction.
Our services depend on the ability of our registered users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the Internet, including changes to laws or regulations impacting Internet neutrality, could decrease the demand for our products, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business.

In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds of Internet users. Our business may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our products over the Internet, our clients may discontinue the use of our software and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.

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
Our core products face competition from new or modified technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and adapt our software products to operate on and comply with evolving industry standards for, various hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms. In addition, conflicting new technologies present us with difficult choices about which new technologies to adopt. If we fail to anticipate the most popular platforms, fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.
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

We continuously evaluate new technologies and implement advanced technology into our products. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer. Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms using different programming languages and underlying databases and architectures. There may be future or existing relational database platforms that achieve popularity in the marketplace that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces may or may not be architecturally compatible with our software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

Our software products and product development are complex, which makes it increasingly difficult to innovate, extend our product offerings and avoid costs related to correction of program errors.

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. For example, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities or develop and bring new products to the market in a timely or cost- effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:
•continue to enhance and expand our core applications;
•continue to sell our products;
•continue to successfully integrate third-party products;
•enter new markets and achieve market acceptance; and
•develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated client requirements and achieve market acceptance.
Despite our testing, our software programs, like software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our clients have used it. Errors may result in the delay or loss of revenue, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims that could lead to client dissatisfaction, litigation, damage to our reputation and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our clients for significant damages and we cannot assure you that courts would enforce the provisions in our client agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:
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
While we monitor the use of all open source software in our products, processes and technology and try to ensure that our open source software use does not require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software in software we license from such third party for our products and software, under certain circumstances we could be required to disclose the source code to our products and software. This could harm our intellectual property rights and have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Implementation of our products can be complex, time-consuming and expensive, clients may be unable to implement our products successfully and we may become subject to warranty or product liability claims.

Our products must integrate with the existing computer systems and software programs of our clients. This can be complex, time-consuming and expensive and may cause delays in the deployment of our products. Our clients may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there still may be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenue, warranty or other claims against us by clients or third parties, adverse client reactions and negative publicity about us or our products and services, or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

An increase in sales of software products that require customization would result in revenue being recognized over the term of the contract for those products and could have a material adverse effect on our operating performance and financial condition.

Historically, we generally have been able to recognize software revenue upon delivery of our software and contract execution. Clients and prospects could ask for unique capabilities in addition to our core capabilities, which could cause us to recognize more of our software revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between the initial contract and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays, including the size and complexity of the overall project. As a result, a shift toward a higher proportion of software contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

We sometimes experience delays in product releases, which can adversely affect our business.

Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. Although we now issue software releases more frequently under our agile methodology, the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release dates of new or enhanced products and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

We may not receive significant revenue from our current research and development efforts for several years.

Developing and localizing software is expensive and investment in product development may involve a long payback cycle. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain or improve our competitive position. However, we do not expect to receive significant revenue from these investments for several years, if at all.

We have limited protection of our intellectual property and proprietary rights and may potentially infringe third-party intellectual property rights.

We consider certain aspects of our internal operations, software and documentation to be proprietary and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; protective contractual provisions (such as those contained in our agreements with consultants, vendors, partners and clients); and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:
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

We generally enter into confidentiality or similar agreements with our employees, clients and vendors. These agreements control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurance that the steps we take will prevent misappropriation of our technology or that such agreements will be enforceable. In addition, we may need to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of others’ proprietary rights, or defend against claims of infringement or invalidity. Such litigation could result in significant costs and the diversion of resources. This could materially and adversely affect our business, operating results and financial condition.
Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These claims could distract management, require us to enter into royalty arrangements and result in costly and time-consuming litigation, including damage awards. Such assertions or the defense of such claims may materially and adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms or at all. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

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
We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnitors are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure if technology we license from a third party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant costs and a diversion of resources.

Privacy and security concerns, including evolving government regulation in the area of data privacy, could adversely affect our business and operating results.

Governments in many jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. In the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA was passed in November 2020 and took effect on January 1, 2023, with a “lookback” period to January 1, 2022. This legislation broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations.
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

We face risks associated with the security of our products, which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.

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
Although our agreements with our clients contain provisions designed to limit our exposure as a result of the situations listed above, such provisions may not be effective. Existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions could affect their enforceability. Additionally, defending such a data breach lawsuit brought by a client, regardless of its merits, could entail substantial expense and require the time and attention of key management.
We depend on third-party technology, which could result in increased costs or delays in the production and improvement of our products if it should become unavailable or if it contains defects.

We license critical third-party software that we incorporate into our own software products. We are likely to incorporate and include additional third-party software in our products and software as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that third parties will continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or even remain in business. Further, due to the limited number of vendors of certain types of third-party software, it may be difficult for us to replace such third-party software if a vendor terminates our license of the software or our ability to license the software to clients. If our relations with any of these third-party software providers are impaired and if we are unable to obtain or develop a replacement for the software, our business could be harmed. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Any interruptions or delays in services from third parties, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

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

Any failure to offer high-quality customer support for our cloud platform may adversely affect our relationships with our clients and harm our financial results.

Once our software is implemented, our clients use our support organization to resolve technical issues relating to our software. In addition, we also believe that our success in selling our software and services is highly dependent on our business reputation and on favorable recommendations from our existing clients. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing clients or sell our solutions to existing and prospective clients and harm our business, operating results and financial condition.
We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. Increased client demand for these services, without corresponding revenues, could also increase costs and adversely affect our operating results.

RISK FACTORS RELATED TO OUR PERSONNEL

We are dependent upon key personnel and need to attract and retain highly qualified personnel.

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
Our future success also depends on our continuing ability to attract, train, retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense and at times we have experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. Given the critical roles of our sales, product development and consulting personnel, our inability to recruit successfully or any significant loss of key personnel would adversely affect us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. It may be particularly difficult to retain or compete for skilled personnel against larger, better-known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the relevant product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.
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

We may need to restructure our work force, which can be disruptive.

Periodically, we have restructured or made other adjustments to our work force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the work force and management can cause us to terminate and then hire new personnel and/or result in temporary lack of focus and reduced productivity, which may affect revenue in one or more quarters. Future restructuring of our work force could occur and if so, we may again experience the adverse transition issues associated with such restructuring.

Our technical personnel have unique access to client data and may abuse that privilege.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audits of that assessment have required and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in and may consider making additional changes to, our internal controls, our disclosure controls and procedures and our corporate governance policies and procedures. Any system of controls, however well-designed and -operated, is based in part on certain assumptions and can provide only reasonable and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.
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

One shareholder beneficially owns a substantial portion of our stock and as a result exerts substantial control over us.

As of July 3, 2023, James C. Edenfield, Executive Chairman, Treasurer and a Director of the Company, beneficially owned 1,821,587 shares, or 100%, of our Class B common stock and 60,000 shares, or 0.18%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 1,881,587 Class A shares, which would represent approximately 5.51% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and rely on, exemptions from certain corporate governance requirements.

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

We have difficulty predicting our actual quarterly operating results, which have varied widely in the past and which we expect to continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenue and it is difficult for us to rapidly adjust when actual results do not match our projections. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Revenue in any quarter depend on the combined sales activity of the Company and its subsidiaries and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. Our sales activity is difficult to forecast for a variety of reasons, including the following:
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
•client evaluation and purchasing processes vary from company to company and a client’s internal approval and expenditure authorization process can be difficult and time-consuming, even after selection of a vendor; and
•the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.
Variances or slowdowns in our contracting activity in prior quarters may affect current and future consulting, training and maintenance revenue, since these revenue typically follow license or subscription fee revenue. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our client agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenue. Because most of our expenses, including employee compensation and rent, are relatively fixed in the near term, if our actual revenue falls below projections in any particular quarter, our business, operating results and financial condition could be materially and adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful. Therefore, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.
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
•changes in interest rates and inflation rates;
•changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;
•changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;
•changes in management;
•sales of common stock by our controlling shareholder, directors and executive officers;
•rumors or dissemination of false or misleading information, particularly through the Internet (e.g. social media) and other rapid-dissemination methods;
•conditions and trends in the software industry generally;
•the announcement of acquisitions or other significant transactions by us or our competitors;
•adoption of new accounting standards affecting the software industry;
•domestic or international terrorism, global or regional conflicts including the invasion of Ukraine by Russia, major public health concern including the COVID-19 pandemic and other significant external factors; and
•other factors described in these “Risk Factors.”
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

On June 1, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend will be payable on August 25, 2023 to Class A and Class B shareholders of record at the close of business on August 11, 2023. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. As of July 3, 2023, if all of our outstanding Class B common shares were converted into Class A common shares, our current directors and executive officers of the Company as a group would beneficially own approximately 10.86% of all outstanding Class A common shares after giving effect to such conversion. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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
Each of our three segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies office space that we lease in the United Kingdom, Germany, India and New Zealand.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market
Our Class A common shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of July 3, 2023, there were approximately 15,105 holders of Class A common shares who held their stock either individually or in nominee or “street” names through various brokerage firms and one holder of Class B common shares.
Equity Compensation Plans
The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,273,057	$16.59	$1,627,143
Dividend Policy
Since the third quarter of fiscal 2013, our Board of Directors had declared quarterly dividends of $0.10 per share. On May 11, 2016, our Board increased the quarterly dividends to $0.11 per share, payable to our Class A and Class B common stockholders. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. The continuation of this policy and payment of future cash dividends, will be at the sole discretion of the Board of Directors. In exercising this discretion, the Board will consider our profitability, financial condition, cash requirements, future prospects and other relevant factors. Our dividend policy has changed in the past and may change from time to time and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all.

Stock Price Performance Graph
The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Stock Market – US Companies ("NASDAQ Composite Index") and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2018 in the Company’s stock, the NASDAQ Composite Index and the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 458 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2023.

	FY 2018	FY 2019	FY 2020	FY 2021	FY 2022	FY 2023
American Software(a)	$100	$105	$138	$177	$149	$107
NASDAQ Composite	100	115	126	198	175	173
NASDAQ Computer Index	100	120	144	235	229	239
_______________
(a)This series includes dividends paid over the disclosed period.

Purchases of Equity Securities by the Company
The following table summarizes repurchases of our stock in the quarter ended April 30, 2023:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2023 through February 28, 2023	—	$—	—	946,321
March 1, 2023 through March 31, 2023	—	$—	—	946,321
April 1, 2023 through April 30, 2023	—	$—	—	946,321
Total Fiscal 2023 Fourth Quarter	—	$—	—	946,321
_____________
*    The above share purchase authority was approved by the Board of Directors on August 19, 2002, when the Board approved a resolution authorizing the Company to repurchase up to 2.0 million shares of Class A common stock. This action was announced on August 22, 2002. The authorization has no expiration date.

Transfer Agent
Broadridge Shareholder Services
c/o Broadridge Corporate Issuer Solutions
1155 Long Island Avenue
Edgewood, NY 11717-8309
Toll-Free: 1-877-830-4936
(Intl): 1-720-378-5591
https://shareholder.broadridge.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers
The following firms make a market in the Class A common shares of American Software, Inc.

Alpaca Securities LLC	Interactive Brokers LLC
American Enterprise Investment	J.P. Morgan Securities LLC
B. RILEY SECURITIES, INC.	Jane Street Capital LLC
Barclays Capital Inc./Le	Jefferies LLC
Bids Trading L.P.	JonesTrading
BNP Paribas Securities Corp.	Latour Trading LLC
Bofa Securities, Inc.	Lime Trading Corp.
Charles Schwab & Co., Inc.	Liquidnet, Inc.
Citadel Derivatives Group LLC	Luminex Trading & Analytics
Citadel Securities LLC	Morgan Stanley & CO. LLC
Citigroup Global Markets Inc.	National Financial Services
Clearpool Execution Services,	Oppenheimer & Co. Inc.
Collins Stewart LLC	Puresteam, LLC
Comhar Capital Markets, LLC	RBC Capital Markets, LLC
Cowen Electronic	Robinhood Financial, LLC
Credit Suisse Securities USA	Sandford C. Bernstein & Co.
Drivewealth Institutional LLC	SG Americas Securities LLC
DRW Securities, L.L.C.	Stifel Nicolaus & Co.
Electronic Transaction Clearing, Inc.	StoneX Financial Inc.
Flow Traders US LLC	Susquehanna Financial Group, LLC
G1 Execution Services, LLC	Tradebot Systems, Inc.
Global Execution Brokers, LP	Tradepro Securities,Inc.
Goldman Sachs & Co. LLC	TRC Markets LLC
GTS Securities LLC	Two Sigma Securities, LLC
HRT Financial LP	UBS Securities LLC
Instinet, LLC	Virtu Americas LLC
Intelligent Cross LLC	Wells Fargo Securities, LLC
XTX Execution Services LLC

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussions and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2023, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. The most critical judgments required in applying ASC 606, Revenue Recognition from Customers and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price (“SSP”) for each performance obligation.

Some of our contracts with clients contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the value of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.

While changes in assumptions or judgments or changes to the elements of the arrangement could cause an increase or decrease in the amount of revenue that we report in a particular period, these changes have not historically been significant because our recurring revenue is primarily subscription and support revenue.

RESULTS OF OPERATIONS
The following table sets forth certain revenue and expense items as a percentage of total revenue for the three years ended April 30, 2023, 2022 and 2021 and the percentage increases or decreases in those items for the years ended April 30, 2023 and 2022:

	Percentage of Total Revenue			Pct. Change in Dollars	Pct. Change in Dollars
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue:
Subscription fees	41%	33%	26%	20%	46%
License fees	2	4	3	(49)	80
Professional services and other	29	34	35	(17)	10
Maintenance	28	29	36	(6)	(8)
Total revenue	100	100	100	(3)	14
Cost of revenue:
Subscription fees	13	10	11	18	13
License fees	1	1	2	(36)	(43)
Professional services and other	21	25	26	(13)	4
Maintenance	5	5	7	(8)	(8)
Total cost of revenue	40	41	46	(5)	3
Gross margin	60	59	54	(2)	24
Research and development	14	14	15	1	4
Sales and marketing	18	18	18	(3)	13
General and administrative	19	17	17	8	15
Amortization of acquisition-related intangibles	—	—	—	(50)	—
Total operating expenses	51	49	50	2	11
Operating income	9	10	4	(20)	202
Other income:
Interest income	2	—	—	450	(4)
Other, net	—	—	4	(36)	(93)
Earnings before income taxes	11	10	8	(7)	56%
Income tax expense	2	1	1	134	39
Net earnings	9%	9%	7%	(18)%	58%
Economic Overview and Significant Trends in Our Business

Global macro-economic trends, technology spending and supply chain management market growth are important barometers for our business. In fiscal 2023, approximately 81% of our total revenue was generated in the United States, 10% was in the Europe, Middle East and Africa ("EMEA") and the remaining balance in Asia Pacific ("APAC"), Canada and Latin America. Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 76% of every supply chain solutions dollar invested is spent in North America and Western Europe, consequently, the health of those economies have a meaningful impact on our financial results.

In April 2023, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for the 2023 world economic growth forecast. The update noted that, “Tentative signs in early 2023 that the world economy could achieve a soft landing—with inflation coming down and growth steady—have receded amid stubbornly high inflation and recent financial sector turmoil. Although inflation has declined as central banks have raised interest rates and food and energy prices have come down, underlying price pressures are proving sticky, with labor markets tight in a number of economies. Side effects from the fast rise in policy rates are becoming apparent, as banking sector vulnerabilities have come into focus and fears of contagion have risen across the broader financial sector, including nonbank financial institutions. Policymakers have taken forceful actions to stabilize the banking system.

In parallel, the other major forces that shaped the world economy in 2022 seem set to continue into this year, but with changed intensities. Debt levels remain high, limiting the ability of fiscal policymakers to respond to new challenges. Commodity prices that rose sharply following Russia’s invasion of Ukraine have moderated, but the war continues and geopolitical tensions are high. Infectious COVID-19 strains caused widespread outbreaks last year, but economies that were hit hard—most notably

China—appear to be recovering, easing supply-chain disruptions. Despite the fillips from lower food and energy prices and improved supply-chain functioning, risks are firmly to the downside with the increased uncertainty from the recent financial sector turmoil.

The baseline forecast, which assumes that the recent financial sector stresses are contained, is for growth to fall from 3.4 percent in 2022 to 2.8 percent in 2023, before rising slowly and settling at 3.0 percent five years out––the lowest medium-term forecast in decades. Advanced economies are expected to see an especially pronounced growth slowdown, from 2.7 percent in 2022 to 1.3 percent in 2023. In a plausible alternative scenario with further financial sector stress, global growth declines to about 2.5 percent in 2023––the weakest growth since the global downturn of 2001, barring the initial COVID-19 crisis in 2020 and during the global financial crisis in 2009––with advanced economy growth falling below 1 percent. The anemic outlook reflects the tight policy stances needed to bring down inflation, the fallout from the recent deterioration in financial conditions, the ongoing war in Ukraine and growing geoeconomic fragmentation. Global headline inflation is set to fall from 8.7 percent in 2022 to 7.0 percent in 2023 on the back of lower commodity prices, but underlying (core) inflation is likely to decline more slowly. Inflation’s return to target is unlikely before 2025 in most cases. Once inflation rates are back to targets, deeper structural drivers will likely reduce interest rates toward their pre-pandemic levels.”

For fiscal 2024, we believe that the mission critical nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the United States and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
Business Opportunities and Risks
We currently view the following factors as the primary opportunities and risks associated with our business:

•Dependence on Capital Spending Patterns. There is risk associated with our dependence on the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.
•Acquisition Opportunities. There are opportunities for selective acquisitions or investments to expand our sales distribution channels and/or broaden our product offering by providing additional software and services for our target markets.
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
Market Conditions by Operating Segment
We operate and manage our business in three segments based on software and services provided in three key product markets: (1) SCM, which provides collaborative supply chain software and services to streamline and optimize the production, distribution and management of products between trading partners; (2) IT Consulting, which consists of IT staffing and consulting services; and (3) Other, which consists of (i) American Software ERP, a provider of purchasing and materials management, client order processing, financial, human resources and manufacturing software and services and (ii) unallocated corporate overhead expenses.
Our SCM segment experienced a 2% increase in revenue during fiscal 2023 when compared to fiscal 2022, primarily due to a 20% increase in subscription fees partially offset by a 49% decrease in license fees, an 8% decrease in professional services and other revenue and a 6% decrease in maintenance revenue.
Our IT Consulting segment experienced a 27% decrease in revenue in fiscal 2023 when compared to fiscal 2022, due primarily to fluctuations in IT staffing work at our largest client. As companies experienced a more difficult selling environment they cut back on IT services. Therefore, this trend has resulted in decreased business for this segment. Our largest consulting client comprised 21% of our IT Consulting revenue in fiscal 2023 and 31% in fiscal 2022. The loss of this client would negatively and materially affect our IT Consulting business.
The Other segment revenue decreased by 5% in fiscal 2023 when compared to fiscal 2022, primarily due to a 24% decrease in license fees, a 10% decrease in professional services and other revenue, while maintenance revenue remained flat.
REVENUE

	Years Ended April 30,
	2023	2022	2021	% Change		% of Total Revenue
				2023 vs. 2022	2022 vs. 2021	2023	2022	2021
	(in thousands)
Subscription fees	$50,412	$42,066	$28,877	20%	46%	41%	33%	26%
License fees	2,752	5,390	2,993	(49)%	80%	2%	4%	3%
Professional service and other	35,938	43,476	39,616	(17)%	10%	29%	34%	35%
Maintenance	34,557	36,621	39,922	(6)%	(8)%	28%	29%	36%
Total revenue	$123,659	$127,553	$111,408	(3)%	14%	100%	100%	100%
For the year ended April 30, 2023, the 3% decrease in total revenue compared to fiscal 2022 was attributable primarily to a 49% decrease in license revenue, a 20% increase in subscription fees revenue and a 17% decrease in professional services and other revenue and a 6% decrease in maintenance revenue.
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
International revenue represented approximately 19% of total revenue for the year ended April 30, 2023 and 16% of total revenue for the year ended April 30, 2022. Our international revenue may fluctuate substantially from period to period primarily because we derive this revenue from a relatively small number of clients.
Subscription Fees Revenue

	Years Ended April 30,
	2023	2022	2021	% Change
				2023 vs. 2022	2022 vs. 2021
	(in thousands)
Supply Chain Management	$50,412	$42,066	$28,877	20%	46%
Total subscription fees revenue	$50,412	$42,066	$28,877	20%	46%

For the year ended April 30, 2023, subscription fee revenue increased by 20% when compared to the same period in the prior year primarily due to an increase in Cloud Services bookings. This increase was attributable to an increase in the number of contracts, contracts with a higher Cloud Services Annual Contract Value ("ACV"), as well as an increase in the value of multi-year contracts (typically three to five years). This is evidence of our successful transition to the cloud subscription model.
License Fees Revenue

	Years Ended April 30,
	2023	2022	2021	% Change
				2023 vs. 2022	2022 vs. 2021
	(in thousands)
Supply Chain Management	$2,736	$5,369	$2,977	(49)%	80%
Other	16	21	16	(24)%	31%
Total license fees revenue	$2,752	$5,390	$2,993	(49)%	80%
For the year ended April 30, 2023, license fee revenue decreased by 49% when compared to the previous year. Our SCM segment experienced a 49% decrease in license fees primarily due to a decrease in the number of existing clients choosing to deploy our software on-premise this year. Our Other business segment experienced a 24% decrease in license fees revenue for the year ended April 30, 2023 when compared to the same period in the prior year due to the timing of selling into the installed client base. We anticipate that the majority of future license fee sales will be to existing on-premise clients for add-on expansion. The SCM segment constituted 99% and 100% of our total license fee revenue for the years ended April 30, 2023 and 2022, respectively.
The direct sales channel provided approximately 58% of license fee revenue for the year ended April 30, 2023, compared to approximately 96% in fiscal 2022. The decrease in direct license fees from fiscal 2022 to fiscal 2023 was largely due to an increase in International license fee deals to existing clients this year compared to last year.
For the year ended April 30, 2023, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 62%. For the year ended April 30, 2022, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 66%. The margins after commissions for direct and indirect sales were relatively consistent at 91% and between 58% to 66%, respectively. The indirect channel margins for the fiscal year ended April 30, 2023 decreased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. The commission percentage on our indirect sales varies based on whether the sale is domestic or international.
Professional Services and Other Revenue

	Years Ended April 30,
	2023	2022	2021	% Change
				2023 vs. 2022	2022 vs. 2021
	(in thousands)
Supply Chain Management	$19,660	$21,475	$19,713	(8)%	9%
IT Consulting	15,407	21,032	19,036	(27)%	10%
Other	871	969	867	(10)%	12%
Total professional services and other revenue	$35,938	$43,476	$39,616	(17)%	10%

The 17% decrease in total professional services and other revenue for the year ended April 30, 2023 was due to a 10% decrease in our Other segment due to lower utilization from project implementation services and services activity, combined with a 27% decrease in our IT Consulting segment due to the timing of project work and a 8% decrease in our SCM segment professional services primarily due to a decrease in project implementation work resulting from lower subscription and license fee sales in fiscal 2023.
In our software segments, we have observed that there is a tendency for professional services and other revenue to lag changes in license revenue by one to three quarters, as new bookings in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Years Ended April 30,
	2023	2022	2021	% Change
				2023 vs. 2022	2022 vs. 2021
	(in thousands)
Supply Chain Management	$33,319	$35,379	$38,701	(6)%	(9)%
Other	1,237	1,242	1,221	—%	2%
Total maintenance revenue	$34,556	$36,621	$39,922	(6)%	(8)%
The 6% decrease in total maintenance revenue for the year ended April 30, 2023 was due to a 6% decrease in maintenance revenue from our SCM segment due to normal client attrition and clients converting from on-premise support to our SaaS cloud platform.
The SCM segment’s maintenance revenue constituted 96% of total maintenance revenue for the years ended April 30, 2023 and 2022, respectively. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since new licenses are the potential source of new maintenance clients.
GROSS MARGIN
The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2023		2022		2021
	(in thousands)
Gross margin on subscriptions fees	$34,581	69%	$28,683	68%	$16,993	59%
Gross margin on license fees	2,047	74%	4,286	80%	1,072	36%
Gross margin on professional services and other	9,515	26%	13,170	30%	10,523	27%
Gross margin on maintenance	28,148	81%	29,656	81%	32,392	81%
Total gross margin	$74,291	60%	$75,795	59%	$60,980	54%

The total gross margin percentage for the year ended April 30, 2023 increased to 60% when compared to the same period in the prior year due to increases in gross margin percentage for subscription fees margins, partially offset by a decrease in license fees and professional services and other gross margins, as gross margin on maintenance stayed flat.
Gross Margin on Subscription Fees
For the year ended April 30, 2023, our gross margin percentage on subscription fees increased from 68% in fiscal 2022 to 69% primarily due to an increase in subscription revenue and lower capitalized software amortization expense.
Gross Margin on License Fees
The decrease in license fee gross margin percentage for the year ended April 30, 2023 when compared to fiscal 2022 was primarily due to a decrease in license fee revenue.
License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of capitalized software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
For the year ended April 30, 2023, our gross margin percentage on professional services and other decreased from 30% in fiscal 2022 to 26%, primarily due to decreased gross margins in our SCM segment which decreased from 38% in fiscal 2022 to 31% in fiscal 2023 due to a decrease in revenue and lower billing utilization. Our IT Consulting segment professional services and other revenue gross margin decreased from 22% in fiscal 2022 to 20% in fiscal 2023 due to lower billing rates and a decrease in project utilization rates. Our Other segment decreased from 43% in fiscal 2022 to 39% in fiscal 2023 due to the timing of project work.
As discussed above, our IT Consulting segment typically has lower margins when compared to the Other segments that have higher margin implementation service revenue. The IT Consulting segment was 43% and 48% of the Company’s professional services and other revenue in fiscal 2023 and 2022, respectively. Our SCM segment was 55% and 49% of the Company’s professional services and other revenue in fiscal 2023 and 2022, respectively. Our Other segment was 2% and 3% of the Company’s professional services and other revenue in fiscal 2023 and 2022, respectively.
Gross Margin on Maintenance
Maintenance gross margin remained flat at 81% in fiscal 2023 and fiscal 2022 due to maintenance revenue cost containment efforts. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Years Ended April 30,
	2023	2022	2021	% of Revenue
				2023	2022	2021
	(in thousands)
Research and development	$17,767	$17,600	$16,964	14%	14%	15%
Sales and marketing	22,184	22,867	20,304	18%	18%	18%
General and administrative	23,684	21,960	19,139	19%	17%	17%
Amortization of acquisition-related intangible assets	106	212	212	—%	—%	—%
Other income, net	2,336	681	4,487	2%	—%	4%
Income tax expense	2,465	1,055	759	2%	1%	1%

Research and Development
Gross product research and development costs include all non-capitalized and capitalized software development costs.

A breakdown of the research and development costs is as follows (in thousands):

	Years Ended April 30,
	2023	Percent Change	2022	Percent Change	2021

Total capitalized computer software development costs	$—	—%	$—	(100)%	$620
Percentage of gross product research and development costs	—%	—%	—%	—%	4%
Total research and development expense	17,767	1%	17,600	4%	16,964
Percentage of total revenue	14%		14%		15%
Total research and development expense and capitalized computer software development costs	$17,767	1%	$17,600	—%	$17,584
Percentage of total revenue	14%		14%		16%
Total amortization of capitalized computer software development costs*	$1,195	(62)%	$3,181	(25)%	$4,215
______________
*    Included in cost of license fees and cost of subscription fees.
For the year ended April 30, 2023, gross product research and development costs remained flat primarily due to cost containment related to third-party contractors compared to fiscal 2022. As a result, the Company’s capitalization window is significantly shorter under the agile approach and ultimately results in the Company expensing software development costs as incurred. Amortization of capitalized software development decreased 62% in fiscal 2023 when compared to fiscal 2022 as some projects were fully amortized.
Sales and Marketing
For the year ended April 30, 2023, the decrease in sales and marketing expenses compared to fiscal 2022 was due primarily to a decrease in variable compensation and marketing spend.
General and Administrative
For the year ended April 30, 2023, general and administrative expenses increased when compared to fiscal 2022 primarily due to an increase in stock option expense and internal IT costs.
The total number of full-time personnel were 545, which includes 394 employees and 151 third-party contractors on April 30, 2023, compared to 625 full-time personnel which include 418 employees and 207 third-party contractors on April 30, 2022.
Amortization of Acquisition-related Intangible Assets
For the year ended April 30, 2023, we recorded $0.8 million in intangible amortization expense, of which $0.1 million is included in operating expense and $0.7 million is included in cost of subscription fees.
For the year ended April 30, 2022, we recorded $0.2 million in intangible amortization expense, of which the entirety is recorded in general and administrative expenses.

Operating Income/(Loss)

	Years Ended April 30,
	2023	2022	2021	% Change
				2023 vs. 2022	2022 vs. 2021
	(in thousands)
Supply Chain Management	$29,925	$29,164	$18,922	3%	54%
IT Consulting	664	1,601	456	(59)%	251%
Other*	(20,039)	(17,609)	(15,017)	14%	17%
Total Operating Income	$10,550	$13,156	$4,361	(20)%	202%
______________
 *    Includes certain unallocated expenses.

Our SCM segment operating income increased by 3% in fiscal 2023 compared to fiscal 2022, primarily due to a 2% increase in revenue.
Our IT Consulting segment operating income decreased 59% in fiscal 2023 compared to fiscal 2022, primarily due to a 27% decrease in revenue and a decrease in the billing rates from several new clients.
The increase in the Other segment operating loss in fiscal 2023 when compared to fiscal 2022 was due primarily to an increase in stock options and internal IT costs.
Other Income
Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, realized and unrealized gains and losses from investments. Other income was approximately $2.3 million in the year ended April 30, 2023 compared to $0.7 million in fiscal 2022. The increase was primarily due to dividend income of $1.2 million and interest income of $1.0 million in fiscal 2023, compared to dividend income of $0.4 million and interest income of $0 million for the same period last year.
For the years ended April 30, 2023 and 2022, our investments generated an annualized yield of approximately 2.1% and 1.4%, respectively.
Income Taxes
During the year ended April 30, 2023, we recorded income tax expense of $2.5 million compared to $1.1 million in fiscal 2022. Our effective income tax rate takes into account the source of taxable income by state and available income tax credits. Our effective tax rate was 19.1% and 7.6% in fiscal 2023 and 2022, respectively. The effective tax rate for fiscal 2023 is higher compared to fiscal 2022 due to a decrease in the amount of excess tax benefits from stock option deductions.

Operating Pattern
We experience an irregular pattern of quarterly and annual operating results, caused primarily by fluctuations in both the number and size of software contracts received and delivered from quarter to quarter and our ability to recognize revenue in that quarter and annually in accordance with our revenue recognition policies. We expect this pattern to continue.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
We have historically funded and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements and therefore, we used no cash for debt service purposes.
The following tables provide information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2023, 2022 and 2021. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(380)	$29,020	$17,756
Net cash used in investing activities	(10,422)	(934)	(1,298)
Net cash used in financing activities	(9,192)	(6,054)	(7,614)
Net change in cash and cash equivalents	$(19,994)	$22,032	$8,844
The decrease in cash provided by operating activities in fiscal 2023 compared to fiscal 2022 was due primarily to: (1) an increase in accounts receivable in fiscal 2023 compared to a decrease in fiscal 2022 due to timing of sales and billing, (2) an increase in the purchases of trading securities due to timing, (3) a decrease in accounts payable and other liabilities during fiscal 2023, when compared to an increase in fiscal 2022, (4) a decrease in deferred revenue in fiscal 2023 when compared to fiscal 2022 primarily due to the timing of cloud and maintenance revenue recognition, (5) an increase in deferred income taxes in fiscal 2023 compared to fiscal 2022 due to timing, (6) a decrease in net earnings, (7) an increase in prepaid expenses and other assets in fiscal 2023 compared to the decrease in fiscal 2022 due to timing of purchases and (8) lower depreciation and amortization expense due to several capitalized software projects and intangible assets being fully amortized.
These factors were partially offset by: (1) higher stock-based compensation expense in fiscal 2023 due to an increase in the value of options granted, (2) a decrease in unrealized gains on investments due to timing of sales of investments, (3) an increase in the net proceeds from sales and maturities of trading securities due to timing of sales and maturity dates and (4) a decrease on the gain on sale of fixed assets.
The increase in cash used in investing activities in fiscal 2023 compared to cash used in investing activities in fiscal 2022 was due to the purchase of Starboard and an increase in purchases of property and equipment. For more information about our acquisition of Starboard, please see the discussion in Note 5 to the Condensed Consolidation Financial Statements.
The increase in cash used in financing activities in fiscal 2023 when compared to fiscal 2022 was due primarily to a decrease in proceeds from the exercise of stock options and an increase in cash dividends paid on common stock in fiscal 2023 due to an increase in the number of shares outstanding.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$90,696	$110,690
Investments	23,937	16,826
Total cash and investments	$114,633	$127,516
Net (decrease) / increase in total cash and investments	(12,883)	22,852
As of April 30, 2023, we had $114.6 million in total cash and investments, with no outstanding debt and believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
Days Sales Outstanding ("DSO") in accounts receivable were 86 and 62 days as of April 30, 2023 and April 30, 2022, respectively. Our current ratio was 2.7 to 1 for both April 30, 2023 and April 30, 2022. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenue that comes from software license sales (which typically have installment payment terms), seasonality, shifts in client buying patterns, the timing of client payments and annual SaaS and maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services and the geographic concentration of revenue.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2023, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. Under all repurchase plans as of April 30, 2023, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.
This section generally discusses fiscal 2023 compared to fiscal 2022. Discussions of fiscal 2022 compared to fiscal 2021 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2022, filed with the Securities and Exchange Commission on June 28, 2022.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency. For the fiscal years ended April 30, 2023 and 2022, we generated 19% and 16%, respectively, of our revenue outside of the United States. We typically denominate our international sales in U.S. dollars, Euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate gains of $0.2 million in fiscal 2023, compared to exchange rate losses of approximately $0.5 million in fiscal 2022. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $0.5 million for fiscal 2023.
Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments decreased 9% to approximately $105.3 million in fiscal 2023 from $115.3 million in the prior year.
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by or under the supervision of our CEO and CFO and used by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management, including our Chief Executive Officer and President, as our Principal Executive Officer (“PEO”), assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our PEO, has concluded that our internal control over financial reporting was effective as of April 30, 2023.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of April 30, 2023 and this attestation report follows immediately below.

(b) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Software, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and April, 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes and financial statement schedules II (collectively, the consolidated financial statements), and our report dated July 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
July 13, 2023

(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the Company) as of April 30, 2023 and April 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 13, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of Revenue
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when they transfer control of the promised goods or services to their clients, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s revenue consists of the following types of revenue streams: i) subscription fees, ii) license, iii) maintenance, and iv) professional services and other. Total revenue recorded by the Company amounted to $123.7 million in fiscal 2023.

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
Atlanta, Georgia
July 13, 2023

American Software, Inc. and Subsidiaries
Consolidated Balance Sheets
April 30, 2023 and 2022
(in thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$90,696	$110,690
Investments	23,451	16,826
Trade accounts receivable, less allowance for doubtful accounts of $418 at April 30, 2023 and $423 at April 30, 2022:
Billed	25,405	20,619
Unbilled	2,604	2,989
Prepaid expenses and other current assets	7,833	5,067
Total current assets	149,989	156,191
Investments-noncurrent	486	—
Property and equipment, net	6,444	3,654
Capitalized software, net	391	1,586
Goodwill	29,558	25,888
Other intangibles, net	2,143	147
Other assets	6,609	5,369
Total assets	$195,620	$192,835
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,142	$2,506
Accrued compensation and related costs	4,268	6,918
Dividends payable	3,756	3,700
Other current liabilities	2,708	2,412
Deferred revenue	43,124	41,953
Total current liabilities	55,998	57,489
Deferred income taxes	—	1,772
Other long-term liabilities	288	598
Total liabilities	56,286	59,859
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 36,907,242 (32,318,610, net) shares at April 30, 2023 and 36,405,695 (31,817,063, net) shares at April 30, 2022	3,691	3,641
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 1,821,587 shares at April 30, 2023 and 1,821,587 shares at April 30, 2022; convertible into Class A shares on a one-for-one basis	182	182
Additional paid-in capital	182,722	171,948
Retained deficit	(21,702)	(17,236)
Class A treasury stock, 4,588,632 shares at April 30, 2023 and 4,588,632 shares at April 30, 2022, at cost	(25,559)	(25,559)
Total shareholders’ equity	139,334	132,976
Commitments and contingencies
Total liabilities and shareholders’ equity	$195,620	$192,835
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended April 30, 2023, 2022 and 2021
(in thousands, except per share data)

	2023	2022	2021
Revenue:
Subscriptions fees	$50,412	$42,066	$28,877
License	2,752	5,390	2,993
Professional services and other	35,938	43,476	39,616
Maintenance	34,557	36,621	39,922
Total revenue	123,659	127,553	111,408
Cost of revenue:
Subscriptions fees	15,831	13,383	11,884
License	705	1,104	1,921
Professional services and other	26,423	30,306	29,093
Maintenance	6,409	6,965	7,530
Total cost of revenue	49,368	51,758	50,428
Gross margin	74,291	75,795	60,980
Research and development	17,767	17,600	16,964
Sales and marketing	22,184	22,867	20,304
General and administrative	23,684	21,960	19,139
Amortization of acquisition-related intangibles	106	212	212
Total operating expenses	63,741	62,639	56,619
Operating income	10,550	13,156	4,361
Other income:
Interest income	2,149	391	409
Other, net	187	290	4,078
Earnings before income taxes	12,886	13,837	8,848
Income tax expense	2,465	1,055	759
Net earnings	$10,421	$12,782	$8,089
Earnings per common share:(a)
Basic	$0.31	$0.38	$0.25
Diluted	$0.31	$0.37	$0.24
Shares used in the calculation of earnings per common share:
Basic	33,761	33,365	32,559
Diluted	33,992	34,305	33,169

(a)Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.31, $0.38 and $0.25 for the years ended April 30, 2023, 2022 and 2021, respectively. See Note 1(s) to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended April 30, 2023, 2022 and 2021
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2020	35,000,649	$3,500	1,821,587	$182	$150,312	$(9,013)	$(25,559)	$119,422
Proceeds from stock options exercised	628,917	63	—	—	6,634	—	—	6,697
Stock-based compensation	—	—	—	—	2,546	—	—	2,546
Net earnings	—	—	—	—	—	8,089	—	8,089
Dividends declared ($0.44 per share)	—	—	—	—	—	(14,363)	—	(14,363)
Balance at April 30, 2021	35,629,566	3,563	1,821,587	182	159,492	(15,287)	(25,559)	122,391
Proceeds from stock options exercised	776,129	78	—	—	8,500	—	—	8,578
Stock-based compensation	—	—	—	—	3,956	—	—	3,956
Net earnings	—	—	—	—	—	12,782	—	12,782
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,731)	—	(14,731)
Balance at April 30, 2022	36,405,695	3,641	1,821,587	182	171,948	(17,236)	(25,559)	132,976
Proceeds from stock options exercised*	501,547	50	—	—	5,591	—	—	5,641
Stock-based compensation	—	—	—	—	5,183	—	—	5,183
Net earnings	—	—	—	—	—	10,421	—	10,421
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,887)	—	(14,887)
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(21,702)	$(25,559)	$139,334
See accompanying notes to consolidated financial statements.

*Amounts adjusted for rounding

American Software, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended April 30, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$10,421	$12,782	$8,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,161	4,138	5,610
Stock-based compensation expense	5,183	3,956	2,546
Net gain on investments	(133)	(394)	(3,569)
Net gain on sale of fixed assets	—	(36)	—
Deferred income tax benefit	(4,092)	(854)	(270)
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(8,599)	(1,713)	(1,294)
Proceeds from sales and maturities of trading securities	1,620	1,287	3,718
Accounts receivable, net	(4,401)	3,031	(1,632)
Prepaid expenses and other assets	(2,088)	450	845
Accounts payable and other liabilities	(2,623)	1,562	799
Deferred revenue	1,171	4,811	2,914
Net cash (used in) provided by operating activities	(380)	29,020	17,756
Cash flows from investing activities:
Capitalized computer software development costs	—	—	(620)
Purchases of property and equipment, net of disposals	(3,922)	(934)	(678)
Purchase of business, net of cash acquired	(6,500)	—	—
Net cash used in investing activities	(10,422)	(934)	(1,298)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,641	8,578	6,697
Dividends paid	(14,833)	(14,632)	(14,311)
Net cash used in financing activities	(9,192)	(6,054)	(7,614)
Net change in cash and cash equivalents	(19,994)	22,032	8,844
Cash and cash equivalents at beginning of year	110,690	88,658	79,814
Cash and cash equivalents at end of year	$90,696	$110,690	$88,658
Supplemental disclosures of cash paid during the year for:
Income taxes	$8,511	$300	$518
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,756	$3,700	$3,615
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2023, 2022 and 2021
(1) Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the development, marketing and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry and its products and services are used by clients within the United States and certain international markets. We provide our software and services through three major business segments, which are further broken down into a total of six major product and service groups. The three operating segments are: (1) Supply Chain Management (“SCM”), (2) Information Technology Consulting (“IT Consulting”) and (3) Other.

•The SCM segment consists of Logility, Inc. (see Note 10), which provides collaborative supply chain software and services to streamline and optimize the production, distribution and management of products between trading partners.
•The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm.
•The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing software and services and (ii) unallocated corporate overhead expenses.
(b) Principles of Consolidation
The consolidated financial statements include the accounts of American Software, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Revenue Recognition

In accordance with the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We derive our revenue from software licenses, maintenance services, consulting, implementation and training services and Software-as-a-Service (“SaaS”), which includes a subscription to our software as well as support, hosting and managed services.

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

License. Our perpetual software licenses provide the client with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the client. Our perpetual software licenses are sold with maintenance under which we provide clients with telephone consulting, product updates on a when available basis and releases of new versions of products previously purchased by the client, as well as error reporting and correction services.
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our clients and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. Reimbursements received from clients for out-of-pocket expenses were recorded in revenue and totaled approximately $328,000, $171,000 and $26,000 for fiscal 2023, 2022 and 2021, respectively.
Maintenance. Revenue is derived from maintenance and support services, under which we provide clients with telephone consulting, product updates on a when available basis and releases of new versions of products previously purchased by the client, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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

Contract Balances. Timing of invoicing to clients may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our clients. SaaS services and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide clients with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our client contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our clients. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the twelve months ended April 30, 2023, the Company recognized $41.0 million of revenue that was included in the deferred revenue balance as of April 30, 2022.

	Years ended April 30,
	2023	2022
	(in thousands)
Deferred revenue, current	$43,124	$41,953

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of April 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $124.0 million. The Company expects to recognize revenue on 52% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Years ended April 30,
	2023	2022
	(in thousands)
Revenue:
Domestic	$99,720	$107,099
International	23,939	20,454
	$123,659	$127,553

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period for license and term subscriptions. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and in other assets in long-term assets, respectively, in the Company’s consolidated balance sheets. Total deferred commissions at April 30, 2023 and April 30, 2022 were $3.0 million and $3.4 million, respectively. Amortization of sales commissions was $1.7 million, $2.1 million and $2.0 million for years ended April 30, 2023, 2022 and 2021, respectively which is included in sales and marketing expense in the accompanying consolidated statements of operations. During the fiscal 2023, 2022 and 2021 impairment analyses, no losses were recognized.
Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenue. At April 30, 2023 and 2022, unbilled license fees were approximately $0.3 million and $1.0 million, respectively and unbilled services revenue was approximately $2.3 million and $2.0 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreements, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the clients. Unbilled services revenue primarily occurs due to the timing of the billings, which occur subsequent to the end of each reporting period.
(d) Cost of Revenue
Cost of revenue for licenses includes amortization of developed technology and capitalized computer software development costs, salaries and benefits and value-added reseller ("VAR") commissions. Costs for maintenance and services revenue includes the cost of personnel to conduct implementations, client support and consulting and other personnel-related expenses as well as agent commission expenses related to maintenance revenue generated by the indirect channel. Costs for subscriptions revenue includes amortization of developed technology and capitalized computer software development costs, third–party hosting costs, salaries and benefits and value–added reseller commissions. Commission costs for maintenance are deferred and amortized over the related maintenance term. Commission costs for subscriptions are deferred and amortized over the related subscription term.
(e) Cash Equivalents
Cash equivalents of $81.4 million and $98.5 million at April 30, 2023 and 2022, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.
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
(g) Returns and Allowances
The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2023 and 2022 is not material.
The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense to operations were approximately $0 for fiscal 2023 and 2022 and 2021, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs and the credit worthiness of the client, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
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

Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1.2 million, $0.7 million and $0.6 million in fiscal 2023, 2022 and 2021, respectively.

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
Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2023	2022	2021
	(in thousands)
Total capitalized computer software development costs	$—	$—	$620
Total research and development expense	17,767	17,600	16,964
Total research and development expense and capitalized computer software-development costs	$17,767	$17,600	$17,584
Total amortization of capitalized computer software development costs	$1,195	$3,181	$4,215

Capitalized computer software development costs consist of the following at April 30, 2023 and 2022 (in thousands):

	2023	2022
Capitalized computer software development costs	$43,593	$43,593
Accumulated amortization	(43,202)	(42,007)
	$391	$1,586
Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next three years to be as follows (in thousands):

2024	$379
2025	12
2026	—
$391
(k) Acquisition-Related Intangible Assets
Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. Intangible assets are being amortized over a period ranging from one to eight years. For 2023, total amortization expense related to acquisition-related intangible assets was approximately $0.8 million, with $0.1 million included in operating expense and $0.7 million included in cost of subscription fees in the accompanying consolidated statements of operations. For 2022, total amortization expense related to acquisition-related intangible assets was approximately $0.2 million which is included in operating expense in the accompanying consolidated statements of operations. For 2021, total amortization expense related to acquisition-related intangible assets was approximately $0.8 million, with $0.2 million included in operating expense and $0.6 million included in cost of license fees in the accompanying consolidated statements of operations.
Acquisition-Related Intangible Assets consist of the following at April 30, 2023 and 2022 (in thousands):

	Weighted Average Amortization in Years	2023	2022
Current technology	3	$8,500	$6,000
Customer relationships	7	460	1,700
Non-compete	5	170	100
Trademarks	3	—	340
		9,130	8,140
Accumulated amortization		(6,987)	(7,993)
		$2,143	$147
The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2023 (in thousands):

2024	$932
2025	932
2026	184
2027	61
Thereafter	34
$2,143

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
For the years ended April 30, 2023 and 2022, the Company performed a qualitative assessment based on economic, industry and Company-specific factors as the initial step in the annual goodwill impairment test for all reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the Company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic or industry conditions as of April 30, 2023, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with the (ASU) No. 2011-10, Property, Plant and Equipment (Topic 360).
Goodwill consisted of the following by segment (in thousands):

	Supply Chain Management*	IT Consulting	Other	Total
Balance at April 30, 2022	$25,888	—	—	$25,888
Goodwill related to the Starboard Acquisition	3,670	—	—	3,670
Balance at April 30, 2023	$29,558	$—	$—	$29,558

*    Goodwill related to Logility, Inc. and its acquisitions.
Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Supply Chain Management	IT Consulting	Other	Total
Balance at April 30, 2021	$360	$—	$—	$360
Amortization expense	(213)	—	—	(213)
Balance at April 30, 2022	147	—	—	147
Intangibles related to the Starboard Acquisition	2,830	—	—	2,830
Amortization expense	(834)	—	—	(834)
Balance at April 30, 2023	$2,143	$—	$—	$2,143

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
(n) Recent Accounting Pronouncements
Accounting Standards Update ("ASU") 2021-08 — In October 2021, issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers Topic 606, at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. We are evaluating the potential effects of ASU 2021-08 on our consolidated financial statements.

(o) Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
(p) Stock-Based Compensation
The Company has one stock-based employee compensation plan under which options to purchase common stock of the Company were outstanding as of April 30, 2023. This plan is described more fully in Note 7.
The Company recorded stock option compensation cost of approximately $5.2 million, $4.0 million and $2.5 million and related income tax benefits of approximately $70,000, $1.7 million and $0.6 million for the years ended April 30, 2023, April 30, 2022 and 2021 respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.
(q) Comprehensive Income
Accounting Standards Update (ASU) 2018-02, Comprehensive Income (Topic 220), establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
The Company did not have any other comprehensive income items for fiscal 2023, 2022, or 2021.
(r) Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts). See Note 7 for total stock options outstanding and potential dilution:

Basic earnings per common share:

	Year Ended April 30, 2023		Year Ended April 30, 2022		Year Ended April 30, 2021
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings per share	$0.44	$0.44	$0.44	$0.44	$0.44	$0.44
Undistributed loss per share	(0.13)	(0.13)	(0.06)	(0.06)	(0.19)	(0.19)
Total per share	$0.31	$0.31	$0.38	$0.38	$0.25	$0.25
Distributed earnings	$14,098	$803	$13,925	$803	$13,556	$803
Undistributed loss	(4,239)	(242)	(1,840)	(106)	(5,921)	(351)
Total	$9,859	$561	$12,085	$697	$7,635	$452
Basic weighted average common shares	31,939	1,822	31,543	1,822	30,737	1,822

Diluted EPS for Class A common shares using the If-Converted Method
Year Ended April 30, 2023

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$9,859	31,939	$0.31
Common stock equivalents*	—	231
	9,859	32,170	0.31
Class B Common Share Conversion	561	1,822
Diluted EPS for Class A Common Shares	$10,420	33,992	$0.31
Year Ended April 30, 2022

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$12,085	31,543	$0.38
Common stock equivalents	—	940
	12,085	32,483	0.37
Class B Common Share Conversion	697	1,822
Diluted EPS for Class A Common Shares	$12,782	$34,305	$0.37

Year Ended April 30, 2021

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$7,635	30,737	$0.25
Common stock equivalents	—	610
	7,635	31,347	0.24
Class B Common Share Conversion	452	1,822
Diluted EPS for Class A Common Shares	$8,087	$33,169	$0.24

Diluted EPS for Class B common shares using the Two-Class Method
Year Ended April 30, 2023

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$561	1,822	0.31
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares	$563	1,822	0.31
Year Ended April 30, 2022

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$697	1,822	0.38
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	4	—
Diluted EPS for Class B Common Shares	$701	1,822	0.38
Year Ended April 30, 2021

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$452	1,822	0.25
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	5	—
Diluted EPS for Class B Common Shares	$457	1,822	0.25
_______________
*    Amounts adjusted for rounding
(t) Advertising
All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.7 million, $3.0 million and $2.1 million in fiscal 2023, 2022 and 2021, respectively.

(u) Guarantees and Indemnifications
The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB ASC. The Company’s sales agreements with clients generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with intellectual property infringement claims made by third parties with respect to the client’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with clients sometimes also contain indemnity provisions for breach of confidentiality and death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to clients. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with death, personal injury and property damage claims made by third parties and confidentiality breach claims with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client. The indemnity obligations contained in sales agreements may have a limited monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB ASC and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2023 or 2022.
The Company warrants to its clients that its software products will perform in all material respects in accordance with the standard specifications, generally for 90 days after delivery of the licensed products and for the subscription term for SaaS products. Additionally, the Company warrants to its clients that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2023 or 2022.
(v) Industry Segments
The Company operates and manages its business in three reportable segments. See Note 10 of the Consolidated Financial Statements.
(2) Investments
Investments consist of the following (in thousands):

	April 30,
	2023	2022
Trading:
U.S. Treasury securities	$7,305	$—
Marketable equity securities	16,632	16,826
	$23,937	$16,826
The total carrying value of all investments on a consolidated basis was approximately $23.9 million and $16.8 million at April 30, 2023 and 2022, respectively.
The U.S. Treasury securities at April 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Due within one year	$6,819	$—
Due within two years	486	—
Due within three years	—	—
Due after three years	—	—
	$7,305	$—

In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of marketable equity securities experienced unrealized holding gains of $0.1 million,unrealized holding gains of $0.6 million and unrealized holding gains of $3.5 million, respectively. In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of debt securities experienced unrealized holding gains of approximately $0, unrealized holding gains of approximately $24,000 and unrealized holding gains of approximately $74,000, respectively. In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of U.S. treasury securities experienced unrealized holding gains of approximately $0.1 million, unrealized holding gains of approximately $0 and unrealized holding gains of approximately $0, respectively.In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of marketable equity securities experienced realized holding losses of approximately $0.1 million, realized holding losses of approximately $0.2 million and realized holding gains of $0.1 million, respectively. In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of debt securities experienced realized holding losses of approximately $0 in 2023,$38,000 in 2022 and realized holding losses of $0.1 million in 2021. In fiscal 2023, 2022 and 2021, the Company’s investment portfolio of U.S. treasury securities experienced realized holding gains of approximately $0 in 2023,$0 in 2022 and realized holding losses of $0 in 2021. Unrealized and realized gains and losses are included in "Other, net" in the Company’s consolidated statements of operations.

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
Marketable Securities—Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. We value these securities using market-corroborated pricing or other models that use observable inputs such as yield curves.
The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2023				April 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$81,352	$—	$—	$81,352	$98,459	$—	$—	$98,459
U.S. Treasury securities	$7,305	—	—	7,305	—	—	—	—
Marketable securities	16,632	—	—	16,632	16,826	—	—	16,826
Total	$105,289	$—	$—	$105,289	$115,285	$—	$—	$115,285
The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs and other current liabilities approximate fair value because of their short-term maturities.
(4) Property and Equipment
Property and equipment consisted of the following at April 30, 2023 and 2022 (in thousands):

	2023	2022
Buildings and leasehold improvements	$19,714	$17,448
Computer equipment and purchased software	13,788	12,443
Office furniture and equipment	5,312	5,003
	38,815	34,894
Accumulated depreciation and amortization	(32,371)	(31,240)
	$6,444	$3,654

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
Starboard creates an interactive supply chain digital twin of the physical supply chain network and uses gaming technology to provide an intuitive user experience where users can easily explore answers to various "what if" questions. Starboard offers a unique supply chain visualization solution that can optimize for unknown locations, meaning users do not have to map their plans to a physical location. Applying Starboard’s rich set of reference costs with Logility’s lane rates and time data structures, users have the ability to quickly analyze options in regions for which they have no prior data and assess better locations for future plants, warehouses or Third-party logistic locations. The intuitive design and ease of configuration makes the Starboard network design solution stand out. The Starboard software is built for recurring use, eliminating the need for a consulting project to model potential resolutions to unexpected supply chain disruptions. The integration of Starboard’s capabilities into the Logility Digital Supply Chain Platform will offer supply chain leaders enhanced integrated business planning outcomes. Users will be able to model a response to disruptions and update their operating plan within the Logility Digital Supply Chain Platform in minutes to enact the new operating paradigm.
Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three years earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The cumulative earnout paid as of April 30, 2023 was $0. The Company incurred acquisition costs of approximately $186,000, $0 and $0 during fiscal years 2023, 2022 and 2021, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of June 28, 2022 (in thousands):

		Useful Life
Other assets	90
Goodwill	3,670
Non-compete	170	5 years
Current technology	2,500	3 years
Customer relationships	160	6 years
Total assets acquired	6,590
Long-term liabilities	(90)
Net assets acquired	$6,500
Non-compete agreements, current technology and customer relationships are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.

(6) Income Taxes
Income tax expense consisted of the following:

	Years ended April 30,
	2023	2022	2021
	(in thousands)
Current:
Federal	$5,205	$1,294	$693
State	1,352	615	386
	6,557	1,909	1,079
Deferred:
Federal	(3,666)	(712)	(238)
State	(426)	(142)	(82)
	(4,092)	(854)	(320)
	$2,465	$1,055	$759

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 21.0% for fiscal 2023, 2022 and 2021, to earnings before income taxes as follows:

	Years ended April 30,
	2023	2022	2021
	(in thousands)
Computed “expected” income tax expense	$2,691	$2,905	$1,858
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	601	396	323
Research and development credits	(586)	(522)	(640)
Excess tax benefits from stock option deductions	(70)	(1,737)	(641)
Foreign tax credits	(37)	(44)	(1)
Other, net, including permanent items	(134)	57	(140)
	$2,465	$1,055	$759

Our effective income tax rates were 19.1%, 7.6% and 8.6%, in fiscal 2023, 2022 and 2021, respectively. Our effective income tax rate takes into account the source of taxable income, by state and available income tax credits. The provision for income taxes in fiscal 2023, 2022 and 2021, includes approximately $83,000, $2,067,000 and $763,000, respectively, in income tax benefits related to the tax benefits realized from stock option deductions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2023 and 2022 are presented as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$234	$473
IRS Section 174 costs	3,651	—
State net operating loss carryforwards	13	49
Fixed asset basis differences	516	823
Nonqualified stock options	2,676	1,740
Foreign net operating loss carryforwards	2,860	3,873
Right of use liability	117	251
Tax credit carryforwards	83	83
Total gross deferred tax assets	10,150	7,292
Less valuation allowance	(2,861)	(3,891)
Net deferred tax	7,289	3,401
Deferred tax liabilities:
Capitalized computer software development costs	(96)	(396)
Net gains/losses on trading securities	(2,160)	(1,993)
Goodwill and intangible assets basis differences	(1,705)	(1,399)
Right of use asset	(108)	(234)
Deferred agent commissions	(900)	(1,151)
Total gross deferred tax liabilities	(4,969)	(5,173)
Net deferred tax assets (liabilities)	$2,320	$(1,772)
At April 30, 2023, the Company had approximately $0.4 million of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2038. The Company has foreign branch operations in the United Kingdom and New Zealand. The branches have incurred losses since inception dating back to 2003. The losses have been utilized in the US federal jurisdiction, but have not been utilized in the respective jurisdictions. At April 30, 2023, the Company had approximately $12.6 million of net operating loss carryforwards in these foreign jurisdictions, which are indefinitely available to offset future taxable income. As a result, the Company has recorded a deferred tax asset of $2.5 million related to these losses. Furthermore, the Company does not believe it will realize the benefit of these foreign net operating loss carryforwards and therefore, has established a full valuation allowance associated with this deferred tax asset.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2023.
The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company’s recorded unrecognized tax benefits, inclusive of interest and penalties, was immaterial for each of the years ended April 30, 2023, 2022 and 2021.
We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company’s liability for potential penalties and interest related to uncertain tax positions was immaterial at April 30, 2023 and 2022.

We conduct business globally and, as a result, file consolidated income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non–U.S. income tax examinations for years prior to 2004. We are no longer subject to U.S. federal income tax examination for years prior to 2018.
During the years ended April 30, 2023, 2022 and 2021 we recorded research and development state tax credits against payroll taxes of approximately $470,000, $561,000 and $555,000, respectively, which reduced general and administrative expenses by the same amount.
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
Stock Option Plans
As of April 30, 2023, the Company has outstanding stock options granted pursuant to two stock option plans. The 2011 Equity Compensation Plan (the “2011 Plan”) which was effective as of May 17, 2010 and the 2020 Equity Compensation Plan (the "2020 Plan") which was effective as of August 21, 2019. The 2020 Plan reserves for issuance 6,250,000 shares of Class A Common Stock.
Under the 2020 Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined in each grant. By resolution of the Board of Directors, non-employee directors receive grants of non-qualified options to purchase 10,000 shares upon election and 4,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than six years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). A total of 6,250,000 shares are authorized for issuance pursuant to options granted under this Plan. Incentive and nonqualified options exercisable at April 30, 2023, 2022 and 2021 totaled 1,818,957, 1,315,604 and 900,610, respectively. Options available for grant at April 30, 2023, under the 2020 Plan were 1,627,143 shares.
A summary of changes in outstanding options for the year ended April 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2022	4,540,104	$16.05
Granted	1,549,000	16.32
Exercised	(501,547)	11.25
Forfeited	(163,100)	16.51
Expired	(151,400)	15.36
Outstanding at 4/30/2023*	5,273,057	$16.59	3.6	$148,083
Exercisable at April 30, 2023	1,818,957	$15.47	2.5	$125,643
*amounts adjusted for rounding
The weighted-average grant date fair value of stock options granted during the years ended April 30, 2023, 2022 and 2021 is $5.37, $6.86 and $3.87, per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2023, 2022 and 2021:

	2023	2022	2021
Dividend yield	2.7%	1.7%	2.7%
Expected volatility	42.8%	41.3%	38.3%
Risk-free interest rate	3.3%	1.1%	0.3%
Expected term	5 years	5 years	5 years
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
Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2023, 2022 and 2021, we issued 501,547, 776,129 and 628,917 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2023, 2022, 2021 based on market value at the exercise dates was $1.1 million, $10.0 million and $4.2 million respectively. The fair value of grants vested during the years ended April 30, 2023, 2022 and 2021 was $4.4 million, $2.8 million and $2.2 million, respectively. As of April 30, 2023, unrecognized compensation cost related to unvested stock option awards approximated $13.4 million and is expected to be recognized over a weighted average period of 1.79 years.
Stock Repurchases
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to 2.0 million shares of our Class A common stock. These repurchases have been and will be made through open market purchases at prevailing market prices. The timing of any repurchases will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For this repurchase plan, through April 30, 2023, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. During fiscal 2023 we did not repurchase any shares. Under all repurchase plans as of April 30, 2023, we have repurchased 4,588,632 shares of common stock at a cost of approximately $25.6 million.
(8) Leases
The Company’s operating leases are primarily related to facility leases for administration and sales personnel. The operating leases have terms ranging from three to five years. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

	Balance Sheet location	As of April 30, 2023	As of April 30, 2022
Assets
Right of use assets	Other assets	442	935

Liabilities
Current lease liabilities	Other current liabilities	411	541
Long-term lease liabilities	Other long-term liabilities	65	461
Total liabilities		$476	$1,002

Lease cost information related to operating leases is as follows (in thousands):

	Year ended April 30, 2023	Year ended April 30, 2022
Lease cost
Operating lease cost	515	740
Short-term lease cost	703	570
Variable lease cost	222	239
Total lease cost	$1,440	$1,549
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s consolidated statements of operations.
The impact of the Company's leases on the consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.3 million during fiscal 2023 . The Company did not renew one existing lease and did not execute any new leases during fiscal 2023.
The impact of the Company's leases on consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.6 million during fiscal 2022. The Company did not modify any existing leases or execute any new leases during fiscal 2022.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	April 30, 2023	April 30, 2022
Weighted average remaining lease term	1.2 years	1.9 years
Weighted average discount rate	3.1%	3.2%
The following table summarizes the maturity of the Company’s operating lease liabilities as of April 30, 2023 (in thousands):

Years ended April 30:
2024	$417
2025	67
Thereafter	—
Total operating lease payments	$484
Less imputed interest	(8)
Total operating lease liabilities	$476

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through June 2027. Lease income is included in "Other, net" in the Company’s consolidated statements of operations and totaled approximately $318,000 for the year ending April 30, 2023. Lease payments to be received as of April 30, 2023 are as follows (in thousands):

Years ended April 30:
2024	$201
2025	102
2026	91
2027	96
2028	16
Thereafter	—
$506

(9) Commitments and Contingencies

(a) 401(k) Profit Sharing Plan
Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to $22,500 of their salary to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company’s profit sharing contribution was $465,000 for fiscal 2023, $477,000 for fiscal 2022 and $451,000 for fiscal 2021.
(b) Contingencies
The Company more often than not indemnifies its clients against damages and costs resulting from claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnifications. However, the Company continues to monitor the circumstances that are subject to the indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under the indemnifications when those losses are estimable.
In addition, the Company warrants to clients that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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
The SCM segment leverages a single platform spanning eight supply chain process areas, including Product, Demand, Inventory, Network Optimization Supply, Deploy aligned with Integrated Business Planning and Supply Chain Data Management. The IT Consulting segment consists of The Proven Method, Inc., an IT staffing and consulting services firm. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing software and services and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

Following is information related to each segment as of and for the years ended April 30, 2023, 2022 and 2021, (in thousands):

	2023	2022	2021
Revenue:
Supply Chain Management	$106,128	$104,288	$90,268
IT Consulting	15,407	21,032	19,036
Other	2,124	2,233	2,104
	$123,659	$127,553	$111,408
Operating income/(loss):
Supply Chain Management	$29,925	$29,164	$18,922
IT Consulting	664	1,601	456
Other	(20,039)	(17,609)	(15,017)
	$10,550	$13,156	$4,361

Capital expenditures:
Supply Chain Management	$1,813	$704	$266
IT Consulting	—	—	—
Other	2,375	266	412
	$4,188	$970	$678
Capitalized software:
Supply Chain Management	$—	$—	$620
IT Consulting	—	—	—
Other	—	—	—
	$—	$—	$620
Depreciation and amortization:
Supply Chain Management	$2,665	$3,755	$5,223
IT Consulting	—	—	2
Other	496	383	385
	$3,161	$4,138	$5,610
Interest income:
Supply Chain Management	$584	$27	$71
IT Consulting	—	—	—
Other	1,565	364	338
	$2,149	$391	$409
Earnings/(loss) before income taxes:
Supply Chain Management	$30,288	$28,722	$19,119
IT Consulting	665	1,601	454
Other	(18,067)	(16,486)	(10,725)
	$12,886	$13,837	$8,848

	April 30, 2023	April 30, 2022
	(in thousands)
Total Consolidated Assets:
Supply Chain Management	$99,418	$111,351
IT Consulting	3,602	5,101
Other	92,600	76,383
	$195,620	$192,835

International Revenue and Significant Clients
International revenue approximated $23.9 million or 19%, $20.4 million or 16% and $16.7 million or 15%, of consolidated revenue for the years ended April 30, 2023, 2022 and 2021, respectively and were derived primarily from clients in Canada and Europe. International revenue is based on the delivery of software and performance of services.
No single client accounted for more than 10% of total revenue for the years ended April 30, 2023, 2022 and 2021.
(11) Subsequent Events
On June 1, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable to the Company’s Class A and Class B Shareholders of record at the close of business on August 11, 2023, to be paid on or about August 25, 2023.
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
Our principal executive officer and principal financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2023. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of April 30, 2023.
We believe our consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2023 and 2022 and for each of the years in the three-year period ended April 30, 2023 is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of fiscal 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or about July 27, 2023 (the "Proxy Statement") under the captions “Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policy Regarding Transactions with Related Persons
On December 8, 2003, our Board of Directors adopted a resolution directing the Audit Committee of the Board of Directors to establish and implement procedures for identifying and conducting an appropriate review of any proposed transaction that meets the definition of “related party transaction” within the meaning of Item 404 of SEC Regulation S-K. In January 2004, the Audit Committee adopted written procedures in accordance with such direction. Under those procedures, the Audit Committee reviews and evaluates any proposed related party transaction and determines whether the terms of such transaction, judged at the time of the determination, are fair to the Company. Our officers are instructed that when a related party transaction is proposed, they are to bring it to the attention of the Audit Committee, which then reviews the transaction and makes a determination of whether it meets the above standard. The Audit Committee is required to prepare a report of its deliberations, conclusions and recommendations and furnish that report to the full Board of Directors.
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
1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.
2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2023	88
All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.
3. Exhibits
The following exhibits are filed herewith or incorporated herein by reference:

3.1	The Company’s Amended and Restated Articles of Incorporation and amendments thereto.(1)(P)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)(P)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Company’s 2011 Equity Compensation Plan, as amended.(5)

10.4	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and James C. Edenfield.(6)

10.5	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges.(7)

10.6	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and H. Allan Dow.(8)

10.7	The Company’s 2020 Equity Compensation Plan.(9)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(9)Incorporated by reference herein. Filed by the Company’s as exhibit 10.1 to its current report on Form 8-K filed on April 28, 2023.

SCHEDULE II
AMERICAN SOFTWARE, INC.
CONSOLIDATED VALUATION ACCOUNTS
Years ended April 30, 2023, 2022, 2021
(In thousands)
Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2023	$423	—	—	5	418
April 30, 2022	$430	—	—	7	423
April 30, 2021	$264	—	166	—	430
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
Date: July 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James C. Edenfield	Executive Chairman, Treasurer and Director	July 13, 2023
James C. Edenfield

/s/ H. Allan Dow	Chief Executive Officer and President (Principal Executive Officer) and Director	July 13, 2023
H. Allan Dow

/s/ W. Dennis Hogue	Director	July 13, 2023
W. Dennis Hogue

/s/ James B. Miller, Jr.	Director	July 13, 2023
James B. Miller, Jr.

/s/ Thomas L. Newberry, V.	Director	July 13, 2023
Thomas L. Newberry, V.

	Director	July 13, 2023
Celena Matlock

/s/ Matthew G. McKenna	Director	July 13, 2023
Matthew G. McKenna

/s/ Lizanne Thomas	Director	July 13, 2023
Lizanne Thomas

/s/ Nicole Wu	Director	July 13, 2023
Nicole Wu

/s/ Vincent C. Klinges	Chief Financial Officer (Principal Financial Officer)	July 13, 2023
Vincent C. Klinges

/s/ Bryan L. Sell	Controller (Principal Accounting Officer)	July 13, 2023
Bryan L. Sell