Form 10-Q
period 2023-07-31
AMERICAN SOFTWARE INC
filed 2023-09-01
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 30, 2023
Class A Common Stock, $.10 par value	32,344,863 Shares Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2023

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$93,887	$90,696
Investments	20,957	23,451
Trade accounts receivable, less allowance for doubtful accounts of $457 at July 31, 2023 and $418 at April 30, 2023:
Billed	21,220	25,405
Unbilled	2,817	2,604
Prepaid expenses and other current assets	5,825	7,833
Total current assets	144,706	149,989
Investments—noncurrent	485	486
Property and equipment, net of accumulated depreciation of $32,731 at July 31, 2023 and $32,371 at April 30, 2023	6,551	6,444
Capitalized software, net of accumulated amortization of $43,340 at July 31, 2023 and $43,202 at April 30, 2023	253	391
Goodwill	29,558	29,558
Other intangibles, net of accumulated amortization of $14,295 at July 31, 2023 and $14,062 at April 30, 2023	1,910	2,143
Other assets	7,120	6,609
Total assets	$190,583	$195,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$2,142
Accrued compensation and related costs	2,461	4,268
Dividends payable	3,758	3,756
Other current liabilities	2,639	2,708
Deferred revenue	39,797	43,124
Total current liabilities	50,187	55,998
Other long-term liabilities	271	288
Total liabilities	50,458	56,286
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,929,495 (32,340,863, net) shares issued and outstanding at July 31, 2023 and 36,907,242 (32,318,610, net) shares issued and outstanding at April 30, 2023	3,693	3,691
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2023 and April 30, 2023; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	184,520	182,722
Retained deficit	(22,711)	(21,702)
Class A treasury stock, 4,588,632 shares at July 31, 2023 and April 30, 2023, at cost	(25,559)	(25,559)
Total shareholders’ equity	140,125	139,334
Commitments and contingencies
Total liabilities and shareholders’ equity	$190,583	$195,620
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2023	2022
Revenue:
Subscription fees	$13,764	$12,062
License	289	320
Professional services and other	6,952	10,009
Maintenance	8,163	8,905
Total revenue	29,168	31,296
Cost of revenue:
Subscription fees	4,217	3,618
License	72	89
Professional services and other	5,608	7,304
Maintenance	1,695	1,573
Total cost of revenue	11,592	12,584
Gross margin	17,576	18,712
Research and development	4,249	4,454
Sales and marketing	6,148	5,912
General and administrative	5,587	5,765
Amortization of acquisition-related intangibles	25	24
Total operating expenses	16,009	16,155
Operating income	1,567	2,557
Other income (loss):
Interest income	1,089	209
Other, net	798	(90)
Earnings before income taxes	3,454	2,676
Income tax expense	706	543
Net earnings	$2,748	$2,133
Earnings per common share (a):
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	34,155	33,656
Diluted	34,160	34,007
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.08 and $0.06 for the three months ended July 31, 2023 and 2022, respectively. See Note D to the Condensed Consolidated Financial Statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended July 31, 2022	Shares	Amount	Shares	Amount

Balance at April 30, 2022	36,405,695	$3,641	1,821,587	$182	$171,948	$(17,236)	$(25,559)	$132,976
Proceeds from stock options exercised	43,000	4	—	—	467	—	—	471
Stock-based compensation	—	—	—	—	1,306	—	—	1,306
Net earnings	—	—	—	—	—	2,133	—	2,133
Dividends declared*	—	—	—	—	—	(3,705)	—	(3,705)
Balance at July 31, 2022	36,448,695	$3,645	1,821,587	$182	$173,721	$(18,808)	$(25,559)	$133,181
For the Three Months Ended July 31, 2023
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(21,702)	$(25,559)	$139,334
Proceeds from stock options exercised*	22,253	2	—	—	244	—	—	246
Stock-based compensation	—	—	—	—	1,554	—	—	1,554
Net earnings	—	—	—	—	—	2,748	—	2,748
Dividends declared*	—	—	—	—	—	(3,757)	—	(3,757)
Balance at July 31, 2023	36,929,495	$3,693	1,821,587	$182	$184,520	$(22,711)	$(25,559)	$140,125
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$2,748	$2,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	731	768
Stock-based compensation expense	1,554	1,306
Net gain on investments	(755)	(61)
Deferred income taxes	(657)	(926)
Changes in operating assets and liabilities:
Purchases of trading securities	—	(172)
Proceeds from maturities and sales of trading securities	3,251	105
Accounts receivable, net	3,973	152
Prepaid expenses and other assets	2,053	(448)
Accounts payable and other liabilities	(2,403)	(720)
Deferred revenue	(3,327)	(3,655)
Net cash provided by (used in) operating activities	7,168	(1,518)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(467)	(1,572)
Purchase of business	—	(6,500)
Net cash used in investing activities	(467)	(8,072)
Cash flows from financing activities:
Proceeds from exercise of stock options	246	471
Dividends paid	(3,756)	(3,693)
Net cash used in financing activities	(3,510)	(3,222)
Net change in cash and cash equivalents	3,191	(12,812)
Cash and cash equivalents at beginning of period	90,696	110,690
Cash and cash equivalents at end of period	$93,887	$97,878

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$—	$5
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,758	$3,705
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2023
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these Condensed Consolidated Financial Statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2023, results of operations for the three months ended July 31, 2023 and 2022, consolidated statements of shareholders’ equity for the three months ended July 31, 2023 and 2022, and cash flows for the three months ended July 31, 2023 and 2022. The Company’s results for the three months ended July 31, 2023 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2023. The terms “fiscal 2024” and “fiscal 2023” refer to our fiscal years ending April 30, 2024 and 2023, respectively.
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for fiscal 2023 contained in the Annual Report describes the significant accounting policies that we have used in preparing our Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
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
B. Revenue Recognition
    In accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive, in exchange for those goods or services. We derive our revenue from software licenses, maintenance services, consulting, implementation and training services, and Software-as-a-Service (“SaaS”), which includes a subscription to our software, as well as support, hosting and managed services.
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
    Subscription. Subscription fees include SaaS revenue for the right to use the software for a limited period of time in an environment hosted by the Company or by a third-party. The client accesses and uses the software on an as-needed basis over the Internet or via a dedicated line; however, the client has no right to take delivery of the software. The underlying arrangements typically include a single fee for the service that is billed monthly, quarterly or annually. The Company’s SaaS solutions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Revenue from a SaaS solution is generally recognized ratably over the term of the arrangement.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three months ended July 31, 2023 and 2022.
    Maintenance. Revenue is derived from maintenance under which we provide clients with telephone consulting, product updates and releases of new versions of products previously purchased by the client on a when and-if-available basis, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2023, we recognized $18.3 million of revenue that was included in the deferred revenue balance as of April 30, 2023.

	July 31, 2023	April 30, 2023
	(in thousands)

Deferred revenue	39,797	43,124
    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $110.7 million. The Company expects to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Revenue:
Domestic	$23,815	$25,659
International	5,353	5,637
	$29,168	$31,296
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2023 and April 30, 2023 were $2.8 million and $3.0 million, respectively. Amortization of sales commissions was $0.4 million for the three months ended July 31, 2023 and 2022, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On June 1, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on August 25, 2023 to Class A and Class B shareholders of record at the close of business on August 11, 2023.
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
Diluted earnings per share is calculated similarly to basic earnings per share, except that the calculation is adjusted to give effect to dilutive elements including stock options and restricted stock units ("RSUs") issuable under the Company's stock incentive plans, to the extent these are dilutive. For the Company’s diluted earnings per share calculation for Class A shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.
For the Company’s diluted earnings per share calculation for Class B shares, the Company uses the “two-class” method. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options and RSUs were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class A shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholders and the convertibility rights of the Class B shares into Class A shares.
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2023		Three Months Ended July 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.03)	(0.03)	(0.05)	(0.05)
Total	$0.08	$0.08	$0.06	$0.06
Distributed earnings	$3,558	$200	$3,505	$201
Undistributed losses	(956)	(54)	(1,488)	(85)
Total	$2,602	$146	$2,017	$116
Basic weighted average common shares outstanding	32,333	1,822	31,834	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,602	32,333	$0.08
Common Stock Equivalents	—	5	—
	2,602	32,338	0.08
Class B Common Share Conversion*	146	1,822	—
Diluted EPS for Class A Common Shares	$2,748	34,160	$0.08

Three Months Ended July 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,017	31,834	$0.06
Common Stock Equivalents	—	351	—
	2,017	32,185	0.06
Class B Common Share Conversion	116	1,822	—
Diluted EPS for Class A Common Shares	$2,133	34,007	$0.06

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$146	1,822	$0.08
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$146	1,822	$0.08

Three Months Ended July 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$116	$1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$117	1,822	$0.06

____________
*Amounts adjusted for rounding

For the three months ended July 31, 2023 and 2022 we excluded options to purchase 5,799,695 and 3,227,891 Class A Common Shares, respectively. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2023, we had a total of 6,088,804 options outstanding and as of July 31, 2022, we had a total of 5,795,104 options outstanding.
E. Acquisitions
We account for business combinations using the acquisition method of accounting and, accordingly, the identifiable assets acquired and liabilities assumed are recorded based upon management’s estimates of current fair values as of the acquisition date. The estimation process includes analyses based on income and market approaches. Goodwill represents the excess purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The goodwill generated is due in part to the synergies that are not included in the fair value of identifiable intangible assets. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of current technology is recorded in cost of revenue-subscription fees and amortization of all other intangible assets is recorded in amortization of acquisition-related intangibles. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in general and administrative expenses in the periods in which such costs are incurred. The results of operations of acquired businesses are included in the Condensed Consolidated Financial Statements from the acquisition date.
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
Under the terms of the Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The cumulative earnout paid as of July 31, 2023 was $0. The Company incurred acquisition costs of approximately $0 and $54,500 during the three months ended July 31, 2023 and 2022, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
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
F. Stock-Based Compensation
In the first quarter of 2024, the Compensation Committee of our Board of Directors awarded RSUs to independent directors not employed by the Company that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

	Three Months Ended July 31,
	2023	2022
Awards granted:
Options	880,000	1,362,000
RSUs	74,560	—

Total awards granted	954,560	1,362,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options and RSUs of approximately $1.6 million and $1.3 million and income tax benefits of approximately $0 and $34,000 from option exercises during the three months ended July 31, 2023 and 2022, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the three months ended July 31, 2023 and 2022, we issued 22,253 and 43,000 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2023 and 2022 based on market value at the exercise dates was approximately $40,000 and $0.2 million, respectively. As of July 31, 2023, unrecognized compensation cost related to unvested stock option and RSU awards approximated $15.3 million and $0.7 million, respectively, which we expect to recognize over a weighted average period of 1.81 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2023 and April 30, 2023, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$89,068	$—	$—	$89,068
U.S Treasury securities	4,103			4,103
Marketable securities	17,339	—	—	17,339
Total	$110,510	$—	$—	$110,510

	April 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$81,352	—	—	$81,352
U.S Treasury securities	7,305	—	—	7,305
Marketable securities	16,632	—	—	16,632
Total	$105,289	$—	$—	$105,289

H. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,053,679 shares of Class A common stock at a cost of approximately $6.2 million, which had no impact on fiscal 2024. As of July 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.

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
In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022
Revenue:
Supply Chain Management	$25,360	$26,182
IT Consulting	3,266	4,515
Other	542	599
	$29,168	$31,296
Operating income\(loss):
Supply Chain Management	$6,442	$7,179
IT Consulting	176	215
Other	(5,051)	(4,837)
	$1,567	$2,557
Capital expenditures:
Supply Chain Management	$350	$1,439
IT Consulting	2	—
Other	115	133
	$467	$1,572
Depreciation and amortization:
Supply Chain Management	$551	$653
IT Consulting	—	—
Other	180	115
	$731	$768
Earnings\(loss) before income taxes:
Supply Chain Management	$6,688	$7,030
IT Consulting	178	215
Other	(3,412)	(4,569)
	$3,454	$2,676

K. Major Clients
No single client accounted for more than 10% of total revenue for the three months ended July 31, 2023 and 2022.

L. Contingencies
The Company more often than not indemnifies its clients against damages and costs resulting from third-party claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnification obligations. However, the Company continues to monitor the circumstances that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses under such indemnification obligations when they are estimable.
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
M. Subsequent Event
On August 23, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on December 1, 2023 to Class A and Class B shareholders of record at the close of business on November 17, 2023.

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
ECONOMIC OVERVIEW
In July 2023, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2023. The update noted that, “Global growth is projected to fall from an estimated 3.5 percent in 2022 to 3.0 percent in both 2023 and 2024. While the forecast for 2023 is modestly higher than predicted in the April 2023 World Economic Outlook (WEO), it remains weak by historical standards. The rise in central bank policy rates to fight inflation continues to weigh on economic activity. Global headline inflation is expected to fall from 8.7 percent in 2022 to 6.8 percent in 2023 and 5.2 percent in 2024. Underlying (core) inflation is projected to decline more gradually, and forecasts for inflation in 2024 have been revised upward.
The recent resolution of the US debt ceiling standoff and, earlier this year, strong action by authorities to contain turbulence in US and Swiss banking reduced the immediate risks of financial sector turmoil. This moderated adverse risks to the outlook. However, the balance of risks to global growth remains tilted to the downside. Inflation could remain high and even rise if further shocks occur, including those from an intensification of the war in Ukraine and extreme weather-related events, triggering more restrictive monetary policy. Financial sector turbulence could resume as markets adjust to further policy tightening by central banks. China’s recovery could slow, in part as a result of unresolved real estate problems, with negative cross-border spillovers. Sovereign debt distress could spread to a wider group of economies. On the upside, inflation could fall faster than expected, reducing the need for tight monetary policy, and domestic demand could again prove more resilient."
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
Fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams, the comprehensive Logility portfolio delivered in the cloud includes advanced analytics, supply chain visibility, demand, inventory and replenishment planning, Sales and Operations Planning, Integrated Business Planning, supply and inventory optimization, manufacturing planning and scheduling, network design and optimization, retail merchandise and assortment planning and allocation, product lifecycle management, sourcing management, vendor quality and compliance, and product traceability.
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
We have been positioned in the Challenger quadrant in Gartner, Inc.’s May 2, 2023 report, Magic Quadrant for Supply Chain Planning Solutions and we are positioned in the Leadership quadrant in the Peer Insights for the Gartner Voice of the Customer. We believe our platform is rated highly due to our flexible advanced analytics, underlying Software as a Service (“SaaS”) architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2023. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note A in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2023	2022	2023 vs. 2022
Revenue:
Subscription fees	47%	39%	14%
License	1%	1%	(10)%
Professional services and other	24%	32%	(31)%
Maintenance	28%	28%	(8)%
Total revenue	100%	100%	(7)%
Cost of revenue:
Subscription fees	14%	12%	17%
License	—%	—%	(19)%
Professional services and other	19%	23%	(23)%
Maintenance	6%	5%	8%
Total cost of revenue	39%	40%	(8)%
Gross margin	61%	60%	(6)%
Research and development	15%	14%	(5)%
Sales and marketing	21%	19%	4%
General and administrative	19%	18%	(3)%
Total operating expenses	55%	51%	(1)%
Operating income	6%	9%	(39)%
Other income:
Other, net	6%	—%	nm
Earnings before income taxes	12%	9%	29%
Income tax expense	2%	2%	30%
Net earnings	10%	7%	29%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022
REVENUE

	Three Months Ended July 31,
				% of Total Revenue
	2023	2022	% Change	2023	2022
	(in thousands)
Subscription fees	$13,764	$12,062	14%	47%	39%
License	289	320	(10)%	1%	1%
Professional services and other	6,952	10,009	(31)%	24%	32%
Maintenance	8,163	8,905	(8)%	28%	28%
Total revenue	$29,168	$31,296	(7)%	100%	100%

For the three months ended July 31, 2023, revenue decreased by 7% when compared to the same period last year, which was attributable primarily to a 31% decrease in professional services and other revenue, a 10% increase in license revenue and a 8% decrease in maintenance revenue, partially offset by a 14% increase in subscription fees.
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
International revenue represented approximately 18% of total revenue in both the three months ended July 31, 2023 and July 31, 2022. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$13,764	$12,062	14%
Total subscription fees revenue	$13,764	$12,062	14%

For the three months ended July 31, 2023, subscription fees revenue increased 14%, when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts. This further evidences by our successful transition to the cloud subscription model.
License Revenue

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$273	$304	(10)%
Other	16	16	—%
Total license revenue	$289	$320	(10)%

For the three months ended July 31, 2023, license fee revenue decreased 10% when compared to the same period in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients. For the three months ended July 31, 2023 and 2022, our SCM segment constituted approximately 94% and 95% of total license fee revenue, respectively. Our Other segment revenue remained flat for the three months ended July 31, 2023 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided approximately 100% of license fee revenues for both the three months ended July 31, 2023 and 2022, due to larger customers obtained through our direct sales channel moving to the Cloud platform faster than those in the mid-sized market that are primarily served by our indirect sales channel. For the three months ended July 31, 2023 and 2022, our margins after commissions on direct sales were approximately 92% and 90%, respectively. The slight increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2023 and 2022, our margins after commissions on indirect sales were approximately 56% and 58%, respectively. The indirect channel margins decreased for the three months ended July 31, 2023 compared to the same period in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Professional Services and Other Revenue

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$3,477	$5,220	(33)%
IT Consulting	3,266	4,515	(28)%
Other	209	274	(24)%
Total professional services and other revenue	$6,952	$10,009	(31)%

For the three months ended July 31, 2023, professional services and other revenue decreased by 31% when compared to the same period in the prior year primarily due to lower professional services and other revenue derived from our IT Consulting, Other and SCM segments. For the three months ended July 31, 2023, our SCM segment’s revenue decreased 33% when compared to the same period the in prior year primarily due to lower bookings in recent quarters resulting in lower project work and the timing of implementation project work in recent periods. For the three months ended July 31, 2023, our IT Consulting segment’s revenue decreased 28% when compared to the same period in the prior year due to the demand of project work from existing clients during the applicable period. For the three months ended July 31, 2023, our Other segment’s revenue decreased 24% when compared to the same period in the prior year due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue, other than from IT Consulting, to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$7,847	$8,596	(9)%
Other	316	309	2%
Total maintenance revenue	$8,163	$8,905	(8)%

For the three months ended July 31, 2023, maintenance revenue decreased 8% when compared to the same period in the prior year primarily due to our SCM segment. Our SCM maintenance revenue decreased 9% for the three months ended July 31, 2023, when compared to the same period last year due to a normal client attrition rate. The SCM segment accounted for 96% of total maintenance revenue for the three months ended July 31, 2023 and 97% for the same period in the prior year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2023	%	2022	%
Gross margin on subscription fees	$9,547	69%	$8,444	70%
Gross margin on license fees	217	75%	231	72%
Gross margin on professional services and other	1,344	19%	2,705	27%
Gross margin on maintenance	6,468	79%	7,332	82%
Total gross margin	$17,576	61%	$18,712	60%
For the three months ended July 31, 2023, our total gross margin percentage increased by 1% when compared to the same period in the prior year, primarily due to higher margins on license fees, partially offset by lower margins on professional services and other, lower margins on subscription fees and lower margins on maintenance.
Gross Margin on Subscription Fees
For the three months ended July 31, 2023, our gross margin percentage on subscription fees revenue decreased from 70% to 69%, when compared to the same period in the prior year, primarily due to increased software subscription fees and depreciation.
Gross Margin on License Fees
License fee gross margin percentage for the three months ended July 31, 2023 increased by 3% when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of computer software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 27% to 19% when compared to the same period in the prior year primarily due to a decrease in revenues and utilization. Our gross margin percentage in our SCM segment services decreased from 32% to 15% for the three months ended July 31, 2023 and 2022, respectively. This is primarily the result of a decrease in professional services and other revenue, which is being driven by timing of projects and utilization. Our Other segment professional services gross margin remained flat at 43% for the three months ended July 31, 2023 and 2022. Our IT Consulting segment professional services gross margins increased from 20% to 22% for the three months ended July 31, 2023, when compared to the same period last year due to the timing of project work. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage decreased from 82% to 79% for the three months ended July 31, 2023 when compared to the same period in the prior year. The decrease is primarily due to a decrease in maintenance revenue when compared to the same period in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended July 31,
	2023	2022	% of Revenue
			2023	2022
	(in thousands)
Research and development	$4,249	$4,454	15%	14%
Sales and marketing	$6,148	$5,912	21%	19%
General and administrative	$5,587	$5,765	19%	18%
Amortization of acquisition-related intangible assets	$25	$24	—%	—%
Other income (loss), net	$1,887	$119	6%	—%
Income tax expense	$706	$543	2%	2%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Total research and development expense	$4,249	$4,454	(5)%
Percentage of total revenue	15%	14%
Total amortization of capitalized computer software development costs *	$138	$457	(70)%
*Included in cost of license fees and subscription fees.

For the three months ended July 31, 2023, total product research and development costs decreased by 5% when compared to the same period in the previous year, primarily due to a decrease in the use of third-party contractors. For the three months ended July 31, 2023, amortization of capitalized software development costs decreased 70%, when compared to the same period in the prior year, as some projects were fully amortized.
Sales and Marketing
For the three months ended July 31, 2023, sales and marketing expenses as a percentage of revenue increased from 19% to 21% when compared to the same period last year. The increase in sales and marketing costs for the three months ended July 31, 2023 is primarily due to an increase in personnel costs and timing of marketing events, partially offset by a reduction in the use of third-party contractors.
General and Administrative
For the three months ended July 31, 2023, general and administrative expenses increased from 18% to 19% as a percentage of revenue when compared to the same period a year ago, primarily due to personnel costs and third-party contractors.
At July 31, 2023, the total number of full-time personnel was 489, which includes 379 employees and 110 third-party contractors, compared to 605 full-time personnel, which include 406 employees and 199 third-party contractors at July 31, 2022.

Operating Income/(Loss)

	Three Months Ended July 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$6,442	$7,179	(10)%
IT Consulting	176	215	(18)%
Other*	(5,051)	(4,837)	4%
Total Operating Income	$1,567	$2,557	(39)%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income decreased by 10% for the three months ended July 31, 2023, compared to the same period in the prior year primarily due to a reduction in professional services and other revenue.
Our IT Consulting segment operating income decreased by 18% for the three months ended July 31, 2023, compared to same period last year primarily due to the timing of project work and an increase in expenses related to sales and third-party contractors.
Our Other segment operating loss increased by 4% for the three months ended July 31, 2023, when compared to the same period in the prior year due primarily to an increase in personnel costs, benefits and stock option expenses, partially offset by a decrease in professional services and other revenue.
Other Income (Loss)
Other income (loss) is comprised of net interest and dividend income, rental income, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2023, the increase in Other income (loss) is mainly due to an increase in interest income, unrealized gains on investments, a decrease in exchange rate losses and realized gain on investments compared to the same period in the prior year. We recorded unrealized gains of approximately $0.7 million and realized gains of approximately $43,000 for the three months ended July 31, 2023 from our trading securities portfolio.
For the three months ended July 31, 2023 and 2022, our investments generated an annualized yield of approximately 4.04% and 1.55%, respectively.
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
During the three months ended July 31, 2023 and 2022, we recorded income tax expense of $706,000 and $543,000, respectively, primarily due to discrete stock compensation benefits of $0 and $34,000, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate in the three months ended July 31, 2023 and 2022 would have been 20.4% and 21.6%, respectively. In addition, research and development credits reduced our effective tax rate by 2.7% and 4.0% in the three months ended July 31, 2023 and 2022, respectively.
Operating Pattern
We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license and subscription contracts received and delivered from quarter-to-quarter and our ability to recognize revenue in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
Sources and Uses of Cash

Historically, we have funded, and we continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment trading securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements, and, therefore, we used no cash for debt service purposes.
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2023 and 2022. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2023.

	Three Months Ended July 31,
	2023	2022
Net cash provided by (used in) operating activities	$7,168	$(1,518)
Net cash used in investing activities	(467)	(8,072)
Net cash used in financing activities	(3,510)	(3,222)
Net change in cash and cash equivalents	$3,191	$(12,812)
For the three months ended July 31, 2023, the net increase in cash used in operating activities when compared to the same period last year was due primarily to the following: (1) a relative higher increase in client accounts receivables when compared to a lower increase in the same period last year due to the timing of closing client sales and related collections, (2) an increase in the proceeds from the maturity and sales of trading securities, (3) an increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (4) an increase in net earnings, (5) a relative decrease in deferred revenue when compared to an increase in the same period last year due to timing of revenue recognition, (6) a decrease in deferred tax asset relative to an increase in the prior year, (7) an increase in stock-based compensation expense and (8) a decrease in the purchases of trading securities.
This net increase in cash used in operating activities was partially offset by: (1) an increase in accounts payable and other liabilities compared to the same period last year due to timing of payments, (2) an increase in gains on investments compared to the same period in the prior year and (3) lower depreciation and amortization expense due to several capitalized software projects and intangible assets being fully amortized.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to the purchase of certain assets of Starboard during the prior year and an increase in purchases of property and equipment.
The increase in cash used in financing activities when compared to the prior year was due primarily to an increase in dividends paid and a decrease in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31, (in thousands)
	2023	2022
Cash and cash equivalents	$93,887	$97,878
Short and long-term investments	21,442	16,954
Total cash and short and long-term investments	$115,329	$114,832
Net increase (decrease) in total cash and investments during three months ended July 31,	$696	$(12,684)
Our total activities used more cash and investments during the three months ended July 31, 2023, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 76 days as of July 31, 2023, compared to 68 days as of July 31, 2022. This increase is primarily due to the timing of billings and cash collections. Our current ratio was 2.9 to 1 on July 31, 2023 and 2.7 to 1 on July 31, 2022.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $115.3 million in cash and investments with no debt as of July 31, 2023, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through July 31, 2023, we have repurchased 1,053,679 shares of common stock at a cost of approximately $6.2 million. As of July 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 4,588,632 shares of common stock at a cost of approximately $25.6 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the three months ended July 31, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on form 10-K for fiscal 2023.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended July 31, 2023, we generated approximately 18% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded an exchange rate loss of approximately $0.1 million for the three months ended July 31, 2023 compared to an exchange rate loss of approximately $0.2 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $57,000 exchange rate gain or loss for the three months ended July 31, 2023. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2023 was approximately $110.5 million compared to $108.8 million as of July 31, 2022.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2023. There have been no material changes to the risk factors as previously disclosed in such Annual Report.
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

AMERICAN SOFTWARE, INC.

Date: September 1, 2023	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2023	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer