Form 10-K/A
period 2023-04-30
AMERICAN SOFTWARE INC
filed 2023-12-11
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________
FORM 10-K/A

(Amendment No. 1)
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

Auditor Name: KPMG LLP    Auditor Location: Atlanta, Georgia        Auditor Firm ID: 185

Explanatory Note

American Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2023 (the “Original Form 10-K”) to make certain changes as described below.
Background
As previously disclosed in the Company’s Form 8-K, which was filed with the SEC on December 1, 2023, the Company recently discovered an error dating back to fiscal 2017 in our recently divested IT Staffing unit, The Proven Method, resulting in an immaterial understatement of expenses and a corresponding understatement of liabilities in the Company’s consolidated financial statements.
The Company has performed analyses and other procedures and determined that the error did not result in a material misstatement of the Company’s previously issued financial statements and that such financial statements may continue to be relied upon.
Considering the foregoing, management reassessed the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of April 30, 2023 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified that the error was caused by an underlying control deficiency that, when combined with previously identified control deficiencies, in the aggregate, represent a material weakness in the Company’s ICFR because there was a risk that additional errors could have occurred without being prevented or detected on a timely basis such that there was a more than remote chance of a material misstatement in the Company’s financial statements or disclosures.
As a result of the material weakness, the Company concluded that its disclosure controls and procedures and ICFR were ineffective as of April 30, 2023. As a result, the Company is (a) amending and restating Part II, Item 9A Controls and Procedures in this Form 10-K/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of April 30, 2023 as a result of the material weakness and (b) including in Part II, Item 8, the amended audit report of KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm (Auditor Firm ID: 185), as of April 30, 2023 regarding the Company’s internal control over financial reporting as a result of the material weakness.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A a currently dated consent of KPMG and certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 23.1, 31.1, 31.2 and 32.1). This Form 10-K/A should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-K were changed.

Amendments of 2024 Quarterly Reports on Form 10-Q
In addition to this Form 10-K/A, the Company is concurrently filing amendments to its Quarterly Report on Form 10-Q for the period ended July 31, 2023.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
In light of the material weakness described above and below, our independent registered public accounting firm has amended their audit report on the effectiveness of our internal control over financial reporting, which is included below.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 13, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to certain account reconciliations, as to which the date is December 8, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Atlanta, Georgia
July 13, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to certain account reconciliations, as to which the date is December 8, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Software, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited American Software, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and April 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated July 13, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to certain account reconciliations, as to which the date is December 8, 2023, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to certain account reconciliations has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Atlanta, Georgia July 13, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to certain account reconciliations, as to which the date is December 8, 2023

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under the heading "Management's Report on Internal Control Over Financial Reporting (Restated)."
In light of the material weakness described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in the Original Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Inherent Limitations on Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management's Report on Internal Control over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was not effective as of April 30, 2023 because of the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified that certain process-level controls over the reconciliation of cash, accounts payable, accrued compensation, and related costs and cost of revenues were not operated effectively. These ineffective controls were attributable to insufficient policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.
These control deficiencies resulted in immaterial misstatements in related accounts. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2023.

In connection therewith, our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in the Original Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 above.
Management’s Plan to Remediate the Identified Material Weaknesses
With regard to the above-described material weakness, the Company will implement enhanced policies and procedures over reconciliations and related training, including a focus on expectations and procedures for investigating and resolving reconciling items on a timely basis.
We anticipate that the material weakness will be fully remediated before April 30, 2024, but the material weakness cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management and KPMG LLP to test and to conclude on the operating effectiveness of the controls.
Changes in Internal Control Over Financial Reporting
Except as related to the identification of the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
Date: December 8, 2023