Form 10-Q/A
period 2023-07-31
AMERICAN SOFTWARE INC
filed 2023-12-11
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q/A

(Amendment No. 1)
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

Explanatory Note

American Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 1, 2023 (the “Original Form 10-Q”) to make certain changes as described below.

Background
As previously disclosed in the Company’s Form 8-K, which was filed with the SEC on December 1, 2023, the Company recently discovered an error dating back to fiscal 2017 in our recently divested IT Staffing unit, The Proven Method, resulting in an immaterial understatement of expenses and a corresponding understatement of liabilities in the Company’s condensed consolidated financial statements.
The Company has performed analyses and other procedures and determined that the error did not result in a material misstatement of the Company’s previously issued financial statements and that such financial statements may continue to be relied upon.
Considering the foregoing, management reassessed the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of July 31, 2023 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified that the error was caused by an underlying control deficiency that, when combined with previously identified control deficiencies, in the aggregate, represent a material weakness in the Company’s ICFR because there was a risk that additional errors could have occurred without being prevented or detected on a timely basis such that there was a more than remote chance of a material misstatement in the Company’s financial statements or disclosures.
As a result of the material weakness, the Company concluded that its disclosure controls and procedures and ICFR were ineffective as of July 31, 2023. As a result, the Company is amending and restating Part I, Item 4 Controls and Procedures in this Form 10-Q/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of July 31, 2023 as a result of the material weakness.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A a certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the date of the Original Form 10-Q or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-Q were changed.

Amendments of 2023 Annual Report on Form 10-K
In addition to this Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

PART I—FINANCIAL INFORMATION
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Identified Material Weaknesses
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
These control deficiencies resulted in immaterial misstatements in related accounts. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of July 31, 2023.
In light of the material weakness described above, management performed additional analyses and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the condensed consolidated financial statements included in the Original Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Except as related to the identification of the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6.    Exhibits
(a) Exhibits
The following exhibits are filed or furnished as a part of this report:

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

AMERICAN SOFTWARE, INC.

Date: December 8, 2023	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 8, 2023	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2023	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer