Form 10-Q
period 2023-10-31
AMERICAN SOFTWARE INC
filed 2023-12-11
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 8, 2023
Class A Common Stock, $.10 par value	32,344,863 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2023

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	October 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$62,971	$90,059
Investments	20,917	23,451
Trade accounts receivable, less allowance for doubtful accounts of $254 at October 31, 2023 and $418 at April 30, 2023:
Billed	20,630	23,476
Unbilled	929	1,569
Prepaid expenses and other current assets	7,785	7,831
Current assets of discontinued operations	—	3,603
Total current assets	113,232	149,989
Investments—noncurrent	—	486
Property and equipment, net of accumulated depreciation of $33,005 at October 31, 2023 and $32,371 at April 30, 2023	6,228	6,444
Capitalized software, net of accumulated amortization of $43,445 at October 31, 2023 and $43,202 at April 30, 2023	149	391
Goodwill	46,417	29,558
Other intangibles, net of accumulated amortization of $15,092 at October 31, 2023 and $14,062 at April 30, 2023	11,915	2,143
Other assets	5,740	6,609
Total assets	$183,681	$195,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,080	$2,131
Accrued compensation and related costs	2,845	4,077
Dividends payable	3,758	3,756
Other current liabilities	2,983	3,638
Deferred revenue	38,310	43,124
Current liabilities of discontinued operations	—	318
Total current liabilities	48,976	57,044
Other long-term liabilities	255	288
Total liabilities	49,231	57,332
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,929,495 (31,910,287, net) shares issued and outstanding at October 31, 2023 and 36,907,242 (32,318,610, net) shares issued and outstanding at April 30, 2023	3,693	3,691
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at October 31, 2023 and April 30, 2023; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	186,100	182,722
Retained deficit	(25,152)	(22,748)
Class A treasury stock, 5,019,208 shares at October 31, 2023 and 4,588,632 shares at April 30, 2023, at cost	(30,373)	(25,559)
Total shareholders’ equity	134,450	138,288
Commitments and contingencies
Total liabilities and shareholders’ equity	$183,681	$195,620
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Subscription fees	$13,358	$12,326	$27,121	$24,388
License	229	688	518	1,008
Professional services and other	4,003	5,435	7,689	10,929
Maintenance	8,100	8,830	16,263	17,735
Total revenues	25,690	27,279	51,591	54,060
Cost of revenues:
Subscription fees	4,607	4,059	8,824	7,677
License	93	94	165	183
Professional services and other	2,856	3,490	5,916	7,184
Maintenance	1,733	1,577	3,428	3,150
Total cost of revenues	9,289	9,220	18,333	18,194
Gross margin	16,401	18,059	33,258	35,866
Research and development	4,269	4,364	8,518	8,818
Sales and marketing	5,313	5,229	11,044	10,633
General and administrative	5,461	5,884	10,922	11,467
Amortization of acquisition-related intangibles	129	32	153	56
Total operating expenses	15,172	15,509	30,637	30,974
Operating income	1,229	2,550	2,621	4,892
Other income (loss):
Interest income	1,073	364	2,161	573
Other, net	(1,650)	(509)	(852)	(599)
Earnings before income taxes	652	2,405	3,930	4,866
Income tax expense	31	489	695	975
Net earnings from continuing operations	$621	$1,916	$3,235	$3,891
Discontinued operations (Note F)
Earnings from operations of discontinued operations	79	241	255	387
Gain on disposal of discontinued operations	2,124	—	2,124	—
Income tax expense	461	52	503	109
Earnings from discontinued operations, net of income taxes	1,742	189	1,876	278
Net earnings	$2,363	$2,105	$5,111	$4,169
Earnings per common share from continuing operations (a):
Basic	$0.02	$0.06	$0.10	$0.11
Diluted	$0.02	$0.06	$0.10	$0.11
Earnings per common share from discontinued operations (a):
Basic	$0.05	$—	$0.05	$0.01
Diluted	$0.05	$—	$0.05	$0.01
Earnings per common share: (a)
Basic	$0.07	$0.06	$0.15	$0.12
Diluted	$0.07	$0.06	$0.15	$0.12
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	34,071	33,720	34,113	33,688
Diluted	34,094	34,072	34,127	34,040
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.07 and $0.06 for the three months ended October 31, 2023 and 2022, and $0.15 and $0.12 for the six months ended October 31, 2023 and 2022. See Note D to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended October 31, 2022	Shares	Amount	Shares	Amount

Balance at July 31, 2022	36,448,695	$3,645	1,821,587	$182	$173,721	$(19,812)	$(25,559)	$132,177
Proceeds from stock options exercised	54,800	5	—	—	669	—	—	674
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Net earnings	—	—	—	—	—	2,105	—	2,105
Dividends declared*	—	—	—	—	—	(3,711)	—	(3,711)
Balance at October 31, 2022	36,503,495	$3,650	1,821,587	$182	$175,733	$(21,418)	$(25,559)	$132,588
For the Three Months Ended October 31, 2023
Balance at July 31, 2023	36,929,495	$3,693	1,821,587	$182	$184,520	$(23,757)	$(25,559)	$139,079
Stock-based compensation	—	—	—	—	1,580	—	—	1,580
Purchases of common stock	—	—	—	—	—	—	(4,814)	(4,814)
Net earnings	—	—	—	—	—	2,363	—	2,363
Dividends declared	—	—	—	—	—	(3,758)	—	(3,758)
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,152)	$(30,373)	$134,450
	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
For the Six Months Ended October 31, 2022	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2022	36,405,695	$3,641	1,821,587	$182	$171,948	$(18,171)	$(25,559)	$132,041
Proceeds from stock options exercised*	97,800	9	—	—	1,136	—	—	1,145
Stock-based compensation	—	—	—	—	2,649	—	—	2,649
Net earnings	—	—	—	—	—	4,169	—	4,169
Dividends declared*	—	—	—	—	—	(7,416)	—	(7,416)
Balance at October 31, 2022	36,503,495	$3,650	1,821,587	$182	$175,733	$(21,418)	$(25,559)	$132,588
For the Six Months Ended October 31, 2023
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(22,748)	$(25,559)	$138,288
Proceeds from stock options exercised*	22,253	2	—	—	244	—	—	246
Stock-based compensation	—	—	—	—	3,134	—	—	3,134
Purchases of common stock	—	—	—	—	—	—	(4,814)	(4,814)
Net earnings	—	—	—	—	—	5,111	—	5,111
Dividends declared*	—	—	—	—	—	(7,515)	—	(7,515)
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,152)	$(30,373)	$134,450
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$5,111	$4,169
Earnings from discontinued operations, net of tax	(1,876)	(278)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,007	1,601
Stock-based compensation expense	3,134	2,633
Net loss on investments	727	331
Deferred income taxes	1,023	(1,999)
Gain on sale of discontinued operations	(2,124)	—
Changes in operating assets and liabilities:
Purchases of trading securities	(3,958)	(7,094)
Proceeds from maturities and sales of trading securities	6,251	784
Accounts receivable, net	6,845	(3,757)
Prepaid expenses and other assets	(2,004)	112
Accounts payable and other liabilities	(3,822)	(2,379)
Deferred revenue	(4,878)	(5,945)
Net cash provided by (used in) operating activities of continuing operations	6,436	(11,822)
Net cash provided by operating activities of discontinued operations	1,618	561
Net cash provided by (used in) operating activities	8,054	(11,261)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(490)	(2,706)
Purchase of business, net of cash acquired	(25,032)	(6,500)
Net cash used in investing activities of continuing operations	(25,522)	(9,206)
Net cash provided by investing activities of discontinued operations	1,825	—
Net cash used in investing activities	(23,697)	(9,206)
Cash flows from financing activities:
Proceeds from exercise of stock options	246	1,145
Purchases of common stock	(4,814)	—
Dividends paid	(7,514)	(7,406)
Net cash used in financing activities of continuing operations	(12,082)	(6,261)
Net change in cash and cash equivalents	(27,725)	(26,728)
Cash and cash equivalents at beginning of period	90,696	110,690
Cash and cash equivalents at end of period	$62,971	$83,962

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	2,498	2,997
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	3,758	3,711
See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2023
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("condensed consolidated financial statements") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2023, results of operations for the three and six months ended October 31, 2023 and 2022, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2023 and 2022, and cash flows for the six months ended October 31, 2023 and 2022. The Company’s results for the three months ended October 31, 2023 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2023. The terms “fiscal 2024” and “fiscal 2023” refer to our fiscal years ending April 30, 2024 and 2023, respectively.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
In September 2023, we disposed of our 100% equity interest in our information technology consulting firm, The Proven Method ("TPM") for approximately $2.1 million in cash. For further information regarding the transaction, see Note F to the accompanying consolidated financial statements.
Recent Accounting Pronouncements
Accounting Standards Update ("ASU") 2021-08 — In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this update prospectively on May 1, 2023 and it did not have a material impact to our condensed consolidated financial statements.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and six months ended October 31, 2023 and 2022.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the six months ended October 31, 2023, we recognized $30.3 million of revenue that was included in the deferred revenue balance as of April 30, 2023.

	October 31, 2023	April 30, 2023
	(in thousands)
Deferred revenue	$38,310	$43,124

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $113.0 million. The Company expects to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues:
Domestic	$20,058	$21,411	$40,606	$42,555
International	5,632	5,868	10,985	11,505
	$25,690	$27,279	$51,591	$54,060
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

    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at October 31, 2023 and April 30, 2023 were $2.9 million and $3.0 million, respectively. Amortization of sales commissions was $0.4 million and $0.8 million for the three and six months ended October 31, 2023 and $0.4 million and $0.8 million for the three and six months ended October 31, 2022, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On August 23, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on December 1, 2023 to Class A and Class B shareholders of record at the close of business on November 11, 2023.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended October 31, 2023		Six Months Ended October 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.04)	(0.04)	(0.07)	(0.07)
Total from continuing operations	$0.02	$0.07	$0.10	$0.15
Total from discontinued operations	$0.05	$—	$0.05	$—
Total	$0.07	$0.07	$0.15	$0.15
Distributed earnings	$3,556	$201	$7,114	$401
Undistributed losses	(1,319)	(75)	(2,276)	(128)
Total from continuing operations	$495	$126	$2,962	$273
Total from discontinued operations	$1,742	$—	$1,876	$—
Total	$2,237	$126	$4,838	$273
Basic weighted average common shares outstanding	32,249	1,822	32,291	1,822

	Three Months Ended October 31, 2022		Six Months Ended October 31, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.05)	(0.05)	(0.10)	(0.10)
Total from continuing operations	$0.06	$0.06	$0.11	$0.12
Total from discontinued operations	$—	$—	$0.01	$—
Total	$0.06	$0.06	$0.12	$0.12
Distributed earnings	$3,511	$200	$7,017	$400
Undistributed losses	(1,519)	(87)	(3,072)	(176)
Total from continuing operations	$1,803	$113	$3,667	$224
Total from discontinued operations	$189	$—	$278	$—
Total	$1,992	$113	$3,945	$224
Basic weighted average common shares outstanding	31,898	1,822	31,866	1,822

`

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,237	32,249	$0.07
Common Stock Equivalents	—	23	—
	2,237	32,272	0.07
Class B Common Share Conversion*	126	1,822	—
Diluted EPS for Class A Common Shares	$2,363	34,094	$0.07

Six Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,838	32,291	$0.15
Common Stock Equivalents	—	14	—
	4,838	32,305	0.15
Class B Common Share Conversion*	273	1,822	—
Diluted EPS for Class A Common Shares	$5,111	34,127	$0.15

Three Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,992	31,898	$0.06
Common Stock Equivalents	—	352	—
	1,992	32,250	0.06
Class B Common Share Conversion	113	1,822	—
Diluted EPS for Class A Common Shares	$2,105	34,072	$0.06

Six Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,945	31,866	$0.12
Common Stock Equivalents	—	352	—
	3,945	32,218	0.12
Class B Common Share Conversion*	224	1,822	—
Diluted EPS for Class A Common Shares	$4,169	34,040	$0.12

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$126	1,822	$0.07
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$127	1,822	$0.07

Six Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$273	$1,822	$0.15
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$273	1,822	$0.15

Three Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$113	$1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$114	1,822	$0.06

Six Months Ended October 31, 2022

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$224	$1,822	$0.12
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$226	$1,822	$0.12
____________
*Amounts adjusted for rounding

For the three and six months ended October 31, 2023 we excluded options to purchase 6,282,441 and 6,041,068 Class A Common Shares, respectively, and for the three and six months ended October 31, 2022 we excluded options to purchase 3,426,398 and 3,286,253 Class A Common Shares, respectively. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of October 31, 2023, we had a total of 6,569,004 options outstanding and as of October 31, 2022, we had a total of 5,728,204 options outstanding.
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

Effective September 5, 2023, the Company entered into a Stock Purchase Agreement (“Garvis Purchase Agreement”) with privately-held Garvis AI Limited, a private limited company organized and registered under the laws of England and Wales (“Garvis”). Pursuant to the Garvis Purchase Agreement, the Company acquired 100% of the total issued and outstanding shares of capital stock of Garvis, a visionary SaaS startup that combines large language models (ChatGPT) with AI-native demand forecasting.
Garvis designed from the ground up an AI-first forecasting solution now called DemandAI+. Fusing Generative AI with machine learning algorithms, DemandAI+ creates a modern, more inclusive, and intuitive planning paradigm that quickly digitizes supply chain relationships and exposes that data to any stakeholder across the organization. By simply asking questions planners, executives, and non-planners alike get answers to unanticipated queries in real-time, providing transparency for more informed decisions that saves precious planning time. Demand AI+, built for the cloud, will be embedded into the Logility Digital Supply Chain Platform. The combined solutions will enable a new supply chain planning paradigm with DemandAI+ that moves beyond conventional methods to plan demand and inventory at the speed of the market.
Under the terms of the Garvis Purchase Agreement, the Company acquired the capital stock for cash consideration paid net of cash acquired of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of approximately $337,000 during the three and six months ended October 31, 2023. The operating results of Garvis are not material for proforma disclosure. The Company preliminarily allocated $16.9 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 5, 2023 (in thousands):

		Useful Life
Cash	76
Accounts receivable, net	457
Current assets	205
Property and equipment, net	30
Goodwill	16,859
Non-compete	2,000	3 years
Current technology	8,800	3 years
Total assets acquired	28,427
Current liabilities	(611)
Long-term liabilities	(2,708)
Total liabilities assumed	$(3,319)
Net assets acquired	$25,108
Current technology and non-compete agreements are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.
Effective June 28, 2022, the Company acquired certain assets of privately-held Starboard Solutions Corp., a Michigan based innovator of supply chain network design software (“Starboard”), pursuant to the terms of an asset purchase agreement, dated as of June 28, 2022 (the “Starboard Purchase Agreement”).
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
Under the terms of the Starboard Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of

$6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The cumulative earnout paid as of October 31, 2023 was $0. The Company incurred acquisition costs of approximately $0, $0, $81,500 and $136,000 during the three and six months ended October 31, 2023 and 2022, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
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
F. Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology consulting firm, TPM to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $300,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 12, 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheet as of October 31, 2023. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of TPM are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. TPM was previously reported in the former IT Consulting segment. During the second quarter of fiscal 2024, the Company identified an error, originating in 2017, resulting in an understatement of professional services and other cost of revenue and other current liabilities. The error was determined to be immaterial to all impacted periods and has been corrected in the previously issued condensed consolidated financial statements presented herein. Subsequent to presenting the results of TPM as discontinued operations, the amounts related to the error resulted in an adjustment to increase earnings from operations of discontinued operations by $24,000 in the three months ended October 31, 2022 and decrease earnings from operations of discontinued operations by $45,000 in the six months ended October 31, 2022. The error resulted in an increase to retained deficit and an increase to other current liabilities of approximately $1.0 million in prior periods presented.
The following is selected financial information included in Earnings from discontinued operations for TPM:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue	$1,666	$4,159	$4,932	$8,674
Cost of revenue	$1,411	$3,333	$3,959	$7,012
Total operating expenses	$176	$585	$718	$1,275
Gain on disposal of discontinued operations	$2,124	$—	$2,124	$—
Earnings before income taxes	$2,203	$241	$2,379	$387
Income tax expense	$461	$52	$503	$109
Earnings from discontinued operations, net of taxes	$1,742	$189	$1,876	$278

The following is selected financial information included in current assets and current liabilities from discontinued operations for TPM:

	October 31,	April 30,
	2023	2023
Cash and cash equivalents	$—	$637
Trade accounts receivable, less allowance for doubtful accounts	$—	$2,964
Prepaid expenses and other current assets	$—	$2
Current assets of discontinued operations	$—	$3,603

Current liabilities of discontinued operations	$—	$318

G. Stock-Based Compensation
In the first quarter of fiscal 2024, the Compensation Committee of our Board of Directors awarded RSUs to independent directors not employed by the Company that will vest, and shares of Class A common stock will be issued, on the first anniversary of the date of the grant. The RSU awards replace option grants for Class A common stock previously awarded to independent directors. In addition, stock option grants for employees and contractors for Class A common shares were issued, as follows:

	Six Months Ended October 31,
	2023	2022
Awards granted:
Options	1,460,000	1,424,000
RSUs	95,411	—
Total awards granted	1,555,411	1,424,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options and RSUs of approximately $1.6 million and $1.3 million of which, $0 and $8,000 was included in discontinued operations, and income tax benefits of approximately $0 and $29,000 from option exercises during the three months ended October 31, 2023 and 2022, respectively. We recorded total compensation cost related to stock options and RSUs of approximately $3.1 million and $2.6 million, of which $0 and $16,000 was included in discontinued operations, and income tax benefits of approximately $0 and $63,000 from option exercises during the six months ended October 31, 2023 and 2022, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2023 and 2022, we issued 22,253 and 97,800 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2023 and 2022 based on market value at the exercise dates was approximately $40,000 and $0.5 million, respectively. As of October 31, 2023, unrecognized compensation cost related to unvested stock option and RSU awards approximated $16.4 million, respectively, which we expect to recognize over a weighted average period of 1.81 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2023 and April 30, 2023, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$58,544	$—	$—	$58,544
U.S Treasury securities	5,096	—	—	5,096
Marketable securities	15,821	—	—	15,821
Total	$79,461	$—	$—	$79,461

	April 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$81,352	$—	$—	$81,352
U.S Treasury securities	7,305	—	—	7,305
Marketable securities	16,632	—	—	16,632
Total	$105,289	$—	$—	$105,289

I. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,484,255 shares of Class A common stock at a cost of approximately $11.0 million, which had a $4.8 million impact on fiscal 2024. As of October 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,019,208 shares of common stock at a cost of approximately $30.4 million.

J. Comprehensive Income
We have not included Condensed Consolidated Statements of Comprehensive Income in the accompanying unaudited condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying Condensed Consolidated Statements of Operations would be substantially the same.

K. Industry Segments
FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision makers (“CODMs”), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODMs are our Chief Executive Officer and President and our Chief Financial Officer. While our CODMs are apprised of a variety of financial metrics and information, we manage our business primarily on a segment basis, with the CODMs evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated corporate expenses, which are included in the Other segment. Our CODMs review the operating results of our two segments, assess performance and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. The two operating segments are: (1) Supply Chain Management (“SCM”) and (2) Other.
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
In the following table, we have broken down the intersegment transactions applicable to the three and six months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Supply Chain Management	$25,188	$26,752	$50,549	$52,934
Other	502	527	1,042	1,126
	$25,690	$27,279	$51,591	$54,060
Operating income\(loss):
Supply Chain Management	$5,835	$7,646	$12,277	$14,825
Other	(4,606)	(5,096)	(9,656)	(9,933)
	$1,229	$2,550	$2,621	$4,892
Capital expenditures:
Supply Chain Management	$37	$151	$387	$1,590
Other	19	983	134	1,116
	$56	$1,134	$521	$2,706
Depreciation and amortization:
Supply Chain Management	$1,102	$714	$1,653	$1,367
Other	175	119	354	234
	$1,277	$833	$2,007	$1,601
Earnings\(loss) before income taxes:
Supply Chain Management	$5,855	$7,572	$12,543	$14,601
Other	(5,203)	(5,167)	(8,613)	(9,735)
	$652	$2,405	$3,930	$4,866
L. Major Clients
No single client accounted for more than 10% of total revenue for the three and six months ended October 31, 2023 and 2022.

M. Contingencies
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
N. Subsequent Event
On November 15 2023, we signed an asset purchase agreement for the sale of our Transportation Rating Solutions ("TRS") business which consists of on-premise freight shipping solutions for LTL, truckload and rail shipments within North America to FOG Software Group ("FOG") a division of Vela Software for approximately $1.1 million in cash, of which, $440,000 is subject to various holdback provisions, which will expire 120 days following the date of the agreement. The divesture of TRS will allow us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform. The purchase price is subject to a working capital adjustment. TRS was previously reported in the SCM segment.
On November 20, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on February 16, 2024 to Class A and Class B shareholders of record at the close of business on February 2, 2024.

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
ECONOMIC OVERVIEW
In October 2023, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2023. The update noted that, “Global growth is forecast to slow from 3.5 percent in 2022 to 3.0 percent in 2023 and 2.9 percent in 2024. The projections remain below the historical (2000–19) average of 3.8 percent, and the forecast for 2024 is down by 0.1 percentage point from the July 2023 Update to the World Economic Outlook. For advanced economies, the expected slowdown is from 2.6 percent in 2022 to 1.5 percent in 2023 and 1.4 percent in 2024, amid stronger-than-expected US momentum but weaker-than-expected growth in the euro area. Emerging market and developing economies are projected to have growth modestly decline, from 4.1 percent in 2022 to 4.0 percent in both 2023 and 2024, with a downward revision of 0.1 percentage point in 2024, reflecting the property sector crisis in China. Forecasts for global growth over the medium term, at 3.1 percent, are at their lowest in decades, and prospects for countries to catch up to higher living standards are weak. Global inflation is forecast to decline steadily, from 8.7 percent in 2022 to 6.9 percent in 2023 and 5.8 percent in 2024. But the forecasts for 2023 and 2024 are revised up by 0.1 percentage point and 0.6 percentage point, respectively, and inflation is not expected to return to target until 2025 in most cases.
Risks to the outlook are more balanced than they were six months ago, on account of the resolution of US debt ceiling tensions and Swiss and US authorities’ having acted decisively to contain financial turbulence. The likelihood of a hard landing has receded, but the balance of risks to global growth remains tilted to the downside. China’s property sector crisis could deepen, with global spillovers, particularly for commodity exporters. Elsewhere, as Chapter 2 explains, near-term inflation expectations have risen and could contribute—along with tight labor markets––to core inflation pressures persisting and requiring higher policy rates than expected. More climate and geopolitical shocks could cause additional food and energy price spikes. As Chapter 3 explains, intensifying geoeconomic fragmentation could constrain the flow of commodities across markets, causing additional price volatility and complicating the green transition. Amid rising debtservice costs, more than half of low-income developing countries are in or at high risk of debt distress."
For fiscal 2024, we believe that the important nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the United States and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
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
COMPANY OVERVIEW
American Software was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with U.S. offices in Boston and Miami; and international offices in Belgium, the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through two major operating segments: (1) Supply Chain Management and (2) Other. The SCM software business is our core market. We continue to provide limited services to our legacy ERP clients included in the Other segment.
American Software through its operating entity Logility, delivers prescriptive demand, inventory, manufacturing, and supply planning tools – helping to provide executives the confidence and control to increase margins and service levels, while delivering sustainable supply chains. Designed for speed and agility, Logility’s (SaaS) cloud-based platform provides an innovative blend of artificial intelligence (AI), machine learning, and predictive analytics to help deliver integrated planning and operations across the end-to-end supply chain. Our prescriptive approach drives team alignment for enterprises with prioritized outcomes that assure demonstrable value.
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
We believe enterprises are facing unprecedented rates of change and disruption across their operations with a significant transformation in supply chain planning due to advancements in technology, generational shifts of planners, and the significant speed of market changes and disruptions. With increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our solution reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated planning processes. These processes regularly analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain, improve sourcing of sustainable and ethically produced products, and contribute to high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. Logility, Inc ("Logility"), our wholly-owned subsidiary, is named a leader in multiple IDC MarketScape reports including; the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. Logility, Inc. was also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Holistic Supply Planning 2022 Vendor Assessment.
Logility has been positioned in the Challenger quadrant in Gartner, Inc.’s May 2, 2023 report, Magic Quadrant for Supply Chain Planning Solutions and positioned in the Leadership quadrant in the Peer Insights for the Gartner Voice of the Customer. We believe our platform is rated highly due to our flexible advanced analytics, underlying Software as a Service (“SaaS”) architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.

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

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2023	2022	2023 vs. 2022
Revenue:
Subscription fees	52%	45%	8%
License	1%	3%	(67)%
Professional services and other	16%	20%	(26)%
Maintenance	31%	32%	(8)%
Total revenue	100%	100%	(6)%
Cost of revenue:
Subscription fees	18%	15%	14%
License	—%	—%	(1)%
Professional services and other	11%	13%	(18)%
Maintenance	7%	6%	10%
Total cost of revenue	36%	34%	1%
Gross margin	64%	66%	(9)%
Research and development	17%	16%	(2)%
Sales and marketing	21%	19%	2%
General and administrative	21%	22%	(7)%
Total operating expenses	59%	57%	(2)%
Operating income	5%	9%	(52)%
Other income:
Other, net	(2)%	(1)%	nm
Earnings before income taxes	3%	8%	(73)%
Income tax expense	—%	2%	(94)%
Net earnings from continuing operations	3%	6%	(68)%
Earnings from discontinuing operations, net of income taxes	7%	1%	822%
Net earnings	10%	7%	12%
nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the six months ended October 31, 2023 and 2022:

	Six Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2023	2022	2023 vs. 2022
Revenue:
Subscription fees	53%	45%	11%
License	1%	2%	(49)%
Professional services and other	15%	20%	(30)%
Maintenance	32%	33%	(8)%
Total revenue	100%	100%	(5)%
Cost of revenue:
Subscription fees	17%	14%	15%
License	—%	—%	(10)%
Professional services and other	11%	13%	(18)%
Maintenance	7%	6%	9%
Total cost of revenue	36%	34%	1%
Gross margin	64%	66%	(7)%
Research and development	17%	16%	(3)%
Sales and marketing	21%	20%	4%
General and administrative	21%	21%	(5)%
Total operating expenses	59%	57%	(1)%
Operating income	5%	9%	(46)%
Other income:
Other, net	3%	—%	nm
Earnings before income taxes	8%	9%	(19)%
Income tax expense	1%	2%	(29)%
Net earnings from continuing operations	7%	7%	(17)%
Earnings from discontinuing operations, net of income taxes	4%	1%	575%
Net earnings	11%	8%	23%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022
REVENUE

	Three Months Ended October 31,
				% of Total Revenue
	2023	2022	% Change	2023	2022
	(in thousands)
Subscription fees	$13,358	$12,326	8%	52%	45%
License	229	688	(67)%	1%	3%
Professional services and other	4,003	5,435	(26)%	16%	20%
Maintenance	8,100	8,830	(8)%	31%	32%
Total revenue	$25,690	$27,279	(6)%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2023	2022	% Change	2023	2022
	(in thousands)
Subscription fees	$27,121	$24,388	11%	53%	45%
License	518	1,008	(49)%	1%	2%
Professional services and other	7,689	10,929	(30)%	15%	20%
Maintenance	16,263	17,735	(8)%	32%	33%
Total revenue	$51,591	$54,060	(5)%	100%	100%

For the three months ended October 31, 2023, revenue decreased by 6% when compared to the same period last year, which was attributable primarily to a 67% decrease in license revenue, a 26% decrease in professional services and other revenue and an 8% decrease in maintenance revenue, partially offset by an 8% increase in subscription fees.
For the six months ended October 31, 2023, revenue decreased by 5% when compared to the same period last year, which was attributable primarily to a 49% decrease in license revenue, a 30% decrease in professional services and other revenue and an 8% decrease in maintenance revenue, partially offset by a 11% increase in subscription fees.
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
International revenue represented approximately 22% and 21% of total revenue in the three and six months ended October 31, 2023 compared to 22% and 21% in the three and six months ended October 31, 2022. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$13,358	$12,326	8%
Total subscription fees revenue	$13,358	$12,326	8%

	Six Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$27,121	$24,388	11%
Total subscription fees revenue	$27,121	$24,388	11%

For the three and six months ended October 31, 2023, subscription fees revenue increased 8% and 11%, respectively, when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts.

License Revenue

	Three Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$229	$687	(67)%
Other	—	—	—%
Total license revenue	$229	$687	(67)%

	Six Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$502	$992	(49)%
Other	16	16	—%
Total license revenue	$518	$1,008	(49)%

For the three and six months ended October 31, 2023, license fee revenue decreased 67% and 49%, respectively, when compared to the same period in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients, as the market and we have moved away from on-premise licensed software. The decrease is due to the timing of purchases and the trend of on-premise clients moving to SaaS. For the three months ended October 31, 2023 and 2022, our SCM segment constituted approximately 100% and 97% of total license fee revenue, respectively.  For the six months ended October 31, 2023 and 2022, our SCM segment constituted approximately 97% and 98% of total license fee revenue, respectively. Our Other segment revenue remained flat for the three and six months ended October 31, 2023 when compared to the same periods in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided 100% of license fee revenues for both the three and six months ended October 31, 2023 and 2022, due to expanding user licenses and products.
For the three months ended October 31, 2023 and 2022 our margins after commissions on direct sales were approximately 93% and 91%, respectively. For the six months ended October 31, 2023 and 2022 our margins after commissions on direct sales were approximately 91% and 91%, respectively. The slight increase in margins is due to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended October 31, 2023 and 2022, our margins after commissions on indirect sales were approximately 51% and 60%, respectively. For the six months ended October 31, 2023 and 2022, our margins after commissions on indirect sales were approximately 54% and 59%, respectively. The indirect channel margins decreased for the three and six months ended October 31, 2023 compared to the same periods in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Professional Services and Other Revenue

	Three Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$3,820	$5,224	(27)%
Other	183	211	(13)%
Total professional services and other revenue	$4,003	$5,435	(26)%

	Six Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$7,298	$10,444	(30)%
Other	391	485	(19)%
Total professional services and other revenues	$7,689	$10,929	(30)%

For the three and six months ended October 31, 2023, professional services and other revenue decreased by 26% and 30%, respectively, when compared to the same periods in the prior year primarily due to lower professional services and other revenue derived from our Other and SCM segments. For the three and six months ended October 31, 2023, our SCM segment’s revenue decreased 27% and 30% when compared to the same periods the in prior year primarily due to lower bookings in recent quarters resulting in lower project work and the timing of implementation project work in recent periods. For the three and six months ended October 31, 2023, our Other segment’s revenue decreased 13% and 19% when compared to the same period in the prior year due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$7,782	$8,514	(9)%
Other	318	316	1%
Total maintenance revenue	$8,100	$8,830	(8)%

	Six Months Ended October 31,
	2023	2022	% Change
	(in thousands)
Supply Chain Management	$15,628	$17,110	(9)%
Other	635	625	2%
Total maintenance revenue	$16,263	$17,735	(8)%

For the three and six months ended October 31, 2023, maintenance revenue decreased 8% when compared to the same periods in the prior year primarily due to our SCM segment. Our SCM maintenance revenue decreased 9% for the three and six months ended October 31, 2023, when compared to the same periods last year due to normal client attrition. The SCM segment accounted for 96% of total maintenance revenue for the three and six months ended October 31, 2023 and 2022. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended October 31,				Six Months Ended October 31,
	2023	%	2022	%	2023	%	2022	%
Gross margin on subscription fees	$8,751	66%	$8,267	67%	$18,297	67%	$16,711	69%
Gross margin on license fees	136	59%	594	86%	353	68%	825	82%
Gross margin on professional services and other	1,147	29%	1,945	36%	1,773	23%	3,745	34%
Gross margin on maintenance	6,367	79%	7,253	82%	12,835	79%	14,585	82%
Total gross margin	$16,401	64%	$18,059	66%	$33,258	64%	$35,866	66%
For the three and six months ended October 31, 2023, our total gross margin percentage decreased by 2% and 2%, respectively, when compared to the same periods in the prior year, primarily due to lower margins on license fees, professional services and other, subscription fees and maintenance.
Gross Margin on Subscription Fees
For the three months ended October 31, 2023, our gross margin percentage on subscription fees revenue decreased from 67% to 66%, when compared to the same period in the prior year, primarily due to increased hosting costs, personnel costs and amortization of acquired software.
For the six months ended October 31, 2023, our gross margin percentage on subscription fees revenue decreased from 69% to 67%, when compared to the same period in the prior year, primarily due to increased hosting costs and amortization of acquired software.
Gross Margin on License Fees
License fee gross margin percentage for the three and six months ended October 31, 2023 decreased by 27% and 14%, respectively, when compared to the same periods in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 36% to 29% and 34% to 23%, respectively, for the three and six months ended October 31, 2023 and 2022, primarily due to a decrease in revenues and utilization. Our gross margin percentage on professional services and other revenue in our SCM segment decreased from 36% to 28% and 34% to 22% for the three and six months ended October 31, 2023 and 2022, respectively. This is primarily the result of a decrease in professional services and other revenue, which is being driven by timing of projects and utilization. Our Other segment professional services gross margin remained flat at 43% for the three and six months ended October 31, 2023 and 2022. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage decreased from 82% to 79% for the three and six months ended October 31, 2023 and 2022, respectively. The decrease is primarily due to a decrease in maintenance revenue when compared to the same periods in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2023	2022	% of Revenue		2023	2022	% of Revenues
			2023	2022			2023	2022
	(in thousands)				(in thousands)
Research and development	$4,269	$4,364	17%	16%	$8,518	$8,818	17%	16%
Sales and marketing	$5,313	$5,229	21%	19%	$11,044	$10,633	21%	20%
General and administrative	$5,461	$5,884	21%	22%	$10,922	$11,467	21%	21%
Amortization of acquisition-related intangible assets	$129	$32	1%	—%	$153	$56	—%	—%
Other income (loss)	$(577)	$(145)	(2)%	(1)%	$1,309	$(26)	3%	—%
Income tax expense	$31	$489	—%	2%	$695	$975	1%	2%

Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Total research and development expense	$4,269	$4,364	(2)%	$8,518	$8,818	(3)%
Percentage of total revenue	17%	16%		17%	16%
Total amortization of capitalized computer software development costs *	$104	$262	(60)%	$242	$719	(66)%

*Included in cost of license fees and subscription fees.

For the three and six months ended October 31, 2023, total product research and development costs decreased by 2% and 3%, respectively, when compared to the same periods in the previous year, primarily due to a decrease in the use of third-party contractors. For the three and six months ended October 31, 2023 and 2022, amortization of capitalized software development costs decreased 60% and 66%, respectively, as some projects were fully amortized.
Sales and Marketing
For the three and six months ended October 31, 2023, sales and marketing expenses as a percentage of revenue increased from 19% to 21% and 20% to 21%, respectively, when compared to the same periods last year. The increase in sales and marketing cost is primarily due to an increase in personnel costs and timing of marketing events.
General and Administrative
For the three and six months ended October 31, 2023, general and administrative expenses decreased from 22% to 21% and remained flat at 21% as a percentage of revenue when compared to the same period a year ago, primarily due to personnel costs, professional services and third-party contractors.
At October 31, 2023, the total number of full-time personnel was 423, which includes 339 employees and 84 third-party contractors, compared to 563 full-time personnel, which includes 406 employees and 157 third-party contractors at October 31, 2022.

Operating Income/(Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$5,835	$7,646	(24)%	$12,277	$14,825	(17)%
Other*	(4,606)	(5,096)	(10)%	(9,656)	(9,933)	(3)%
Total operating income	$1,229	$2,550	(52)%	$2,621	$4,892	(46)%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income decreased by 24% and 17%, respectively, for the three and six months ended October 31, 2023, compared to the same periods in the prior year primarily due to a reduction in professional services and other revenue.
Our Other segment operating loss decreased by 10% and 3%, respectively, for the three and six months ended October 31, 2023, when compared to the same periods in the prior year due primarily to a decrease in variable compensation, and third-party contractors.
Other Income (Loss)
Other income (loss) is comprised of net interest and dividend income, rental income, asset gains and losses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended October 31, 2023, the increase in Other income (loss) is mainly due to increases in interest income and realized gains, partially offset by unrealized losses on investments when compared to the same period in the prior year. We recorded unrealized losses of approximately $1.6 million and realized gains of approximately $0.1 million for the three months ended October 31, 2023 from our trading securities portfolio.
For the six months ended October 31, 2023, the increase in Other income (loss) is mainly due to an increase in interest income, realized gains on investments and a decrease in exchange rate losses, partially offset by higher unrealized losses on investments compared to the same period in the prior year. We recorded unrealized losses of approximately $0.8 million and realized gains of approximately $0.1 million for the six months ended October 31, 2023 from our trading securities portfolio.
For the six months ended October 31, 2023 and 2022, our investments generated an annualized yield of approximately 4.28% and 1.41%, respectively.
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
During the three and six months ended October 31, 2023, we recorded income tax expense from continuing operations of $31,000 and $695,000, respectively. During the three and six months ended October 31, 2022, we recorded income tax expense from continuing operations of $489,000 and $975,000, respectively, which included discrete stock compensation benefits of $29,000 and $63,000, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 4.8% and 17.7% in the three and six months ended October 31, 2023, respectively, compared to our effective tax rate of 21.5% and 21.3% in the three and six months ended October 31, 2022, respectively. In addition, research and development credits and various permanent differences reduced our effective tax rate by 5.0% and 3.7%, respectively, in the six months ended October 31, 2023, compared to a reduction of 4.0% and 0.2%, respectively, in the six months ended October 31, 2022.

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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2023 and 2022. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2023.

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities of continuing operations	6,436	(11,822)
Net cash provided by operating activities of discontinued operations	1,618	561
Net cash provided by (used in) operating activities	8,054	(11,261)
Net cash used in investing activities of continuing operations	(25,522)	(9,206)
Net cash provided by investing activities of discontinued operations	1,825	—
Net cash used in investing activities	(23,697)	(9,206)
Net cash used in financing activities of continuing operations	(12,082)	(6,261)
Net change in cash and cash equivalents	(27,725)	(26,728)
For the six months ended October 31, 2023, the net increase in cash provided by operating activities when compared to cash used in operating activities in the same period last year was due primarily to the following: (1) a decrease in client accounts receivables when compared to an increase in the same period last year due to the timing of closing client sales and related collections, (2) an increase in the proceeds from the maturity and sales of trading securities, (3) a decrease in the purchases of trading securities, (4) a decrease in deferred tax assets relative to an increase in the prior year, (5) a lower decrease in deferred revenue when compared to the same period last year due to timing of revenue recognition, (6) an increase in net earnings, (7) an increase in stock-based compensation expense, (8) an increase in net loss on investments and (9) higher depreciation and amortization expense due to the Garvis acquisition.
This net increase in cash provided by operating activities was partially offset by: (1) an increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (2) a gain on sale of discontinued operations and (3) a decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments.
The increase in cash used in investing activities when compared to the same period in the prior year was mainly due to the Garvis acquisition compared to the purchase of certain assets of Starboard during the prior year, partially offset by a decrease in purchases of property and equipment.
The increase in cash used in financing activities when compared to the prior year was due primarily to repurchases of common stock, an increase in dividends paid and a decrease in proceeds from exercise of stock options.

Discontinued Operations
Net cash provided by operating activities of discontinued operations was $1.6 million in the current year compared to $0.6 million in the prior year due primarily to the gain on the sale of discontinued operations, offset by a decrease in prepaid expenses and other assets and a lower decrease in accounts receivable.
In accordance with our policy to record the net cash received from the sale of a discontinued operation as a cash inflow from investing activities of discontinued operations, the increase in cash provided by investing activities of discontinued operations is the result of the disposal of discontinued operations.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of October 31,
	2023	2022

Cash and cash equivalents	$62,971	$83,410
Short and long-term investments	20,917	22,805
Total cash and short and long-term investments	$83,888	$106,215
Net decrease in total cash and investments during the six months ended October 31,	$(29,622)	$(20,602)
Our total activities used more cash and investments during the six months ended October 31, 2023, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 72 days as of October 31, 2023, compared to 78 days as of October 31, 2022. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.4 to 1 on October 31, 2023 and 2.9 to 1 on October 31, 2022.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $83.9 million in cash and investments with no debt as of October 31, 2023, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for continuing operations for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, through October 31, 2023, we have repurchased 1,484,255 shares of common stock at a cost of approximately $11.0 million. As of October 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,019,208 shares of common stock at a cost of approximately $30.4 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the three months ended October 31, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on form 10-K for fiscal 2023.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and six months ended October 31, 2023, we generated approximately 22% and 21% of our revenue outside the United States. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.3 million for the three months ended October 31, 2023 compared to exchange rate losses of approximately $0.2 million for the same period in the prior year. We recorded an exchange rate loss of approximately $0.3 million for the six months ended October 31, 2023 compared to an exchange rate loss of approximately $0.4 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $23,000 and $20,000 exchange rate gain or loss for the three and six months ended October 31, 2023. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2023 was approximately $79.5 million compared to $100.3 million as of October 31, 2022.
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
Inflation. Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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
These control deficiencies resulted in immaterial misstatements in related accounts, some of which have been corrected. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of October 31, 2023.
In light of the material weakness described above, management performed additional analyses and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting
Except as related to the identification of the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 1,484,255 shares of Class A common stock at a cost of approximately $11.0 million, which had a $4.8 million impact on fiscal 2024. As of October 31, 2023, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,019,208 shares of common stock at a cost of approximately $30.4 million.
The following table presents information related to repurchases of common stock the Company made during the quarter ended October 31, 2023:

Fiscal Period	Total Number of Shares Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2023 through August 31, 2023	—	$—	946.632
September 1, 2023 through September 30, 2023	14,807	$11.47	931,825
October 1, 2023 through October 31, 2023	415,769	$11.18	516,056
Total Fiscal 2024 Second Quarter	430,576

*Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated as of September 5, 2023, among Logility, Inc., each of the shareholders of Garvis AI Limited and Piet Buyck, as Shareholder Representative (1)

Exhibit 3.1	Amended and Restated Articles of Incorporation, and amendments thereto. (2) (P)

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (3)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________
(1)Incorporated by reference herein. Filed by the Company as Exhibit 2.1 of the Company’s Form 8-K (File No. 000-12456) as filed with the SEC on September 7, 2023.
(2)Incorporated by reference herein. Filed by the Company as an exhibit to its Quarterly Report filed on Form 10-Q for the quarter ended October 31, 1990. (P) Filed in paper format.
(3)Incorporated by reference herein. Filed by the Company as Exhibit 3.1 to its Quarterly Report filed on Form 10-Q for the quarter ended January 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOFTWARE, INC.

Date: December 11, 2023	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 11, 2023	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 11, 2023	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer