Form 10-Q
period 2024-01-31
AMERICAN SOFTWARE INC
filed 2024-03-01
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 000-12456
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2024
Class A Common Stock, $.10 par value	31,398,542 Shares
Class B Common Stock, $.10 par value	1,821,587 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2024

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of	As of
	January 31, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$55,854	$90,059
Investments	22,454	23,451
Trade accounts receivable, less allowance for doubtful accounts of $220 at January 31, 2024 and $418 at April 30, 2023:
Billed	22,796	23,476
Unbilled	1,343	1,569
Prepaid expenses and other current assets	6,973	7,831
Current assets of discontinued operations	—	3,603
Total current assets	109,420	149,989
Investments—noncurrent	—	486
Property and equipment, net of accumulated depreciation of $32,454 at January 31, 2024 and $32,371 at April 30, 2023	5,897	6,444
Capitalized software, net of accumulated amortization of $43,534 at January 31, 2024 and $43,202 at April 30, 2023	59	391
Goodwill	46,393	29,558
Other intangibles, net of accumulated amortization of $16,258 at January 31, 2024 and $14,062 at April 30, 2023	10,948	2,143
Other assets	6,311	6,609
Total assets	$179,028	$195,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086	$2,131
Accrued compensation and related costs	2,516	4,077
Dividends payable	3,654	3,756
Other current liabilities	3,275	3,638
Deferred revenue	37,154	43,124
Current liabilities of discontinued operations	—	318
Total current liabilities	47,685	57,044
Other long-term liabilities	249	288
Total liabilities	47,934	57,332
Shareholders’ equity:
Common stock:
Class A, $.10 par value. Authorized 50,000,000 shares: 36,933,495 (31,398,542, net) shares issued and outstanding at January 31, 2024 and 36,907,242 (32,318,610, net) shares issued and outstanding at April 30, 2023	3,693	3,691
Class B, $.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at January 31, 2024 and April 30, 2023; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	187,731	182,722
Retained deficit	(24,718)	(22,748)
Class A treasury stock, 5,534,953 shares at January 31, 2024 and 4,588,632 shares at April 30, 2023, at cost	(35,794)	(25,559)
Total shareholders’ equity	131,094	138,288
Commitments and contingencies
Total liabilities and shareholders’ equity	$179,028	$195,620
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenues:
Subscription fees	$14,114	$13,003	$41,235	$37,391
License	277	1,017	795	2,025
Professional services and other	3,418	4,758	11,107	15,687
Maintenance	7,727	8,649	23,990	26,384
Total revenues	25,536	27,427	77,127	81,487
Cost of revenues:
Subscription fees	4,944	4,005	13,768	11,682
License	3	358	168	541
Professional services and other	2,694	3,498	8,610	10,682
Maintenance	1,449	1,607	4,877	4,757
Total cost of revenues	9,090	9,468	27,423	27,662
Gross margin	16,446	17,959	49,704	53,825
Research and development	4,546	4,402	13,064	13,220
Sales and marketing	5,039	4,904	16,083	15,537
General and administrative	5,853	5,883	16,775	17,350
Amortization of acquisition-related intangibles	193	25	346	81
Total operating expenses	15,631	15,214	46,268	46,188
Operating income	815	2,745	3,436	7,637
Other income:
Interest income	777	701	2,938	1,274
Other, net	3,640	633	2,788	34
Earnings before income taxes	5,232	4,079	9,162	8,945
Income tax expense	1,080	907	1,775	1,882
Net earnings from continuing operations	$4,152	$3,172	$7,387	$7,063
Discontinued operations (Note F)
Earnings from operations of discontinued operations	—	88	255	475
Gain on disposal of discontinued operations	—	—	2,124	—
Income tax expense	64	43	567	152
Earnings (loss) from discontinued operations, net of income taxes	(64)	45	1,812	323
Net earnings	$4,088	$3,217	$9,199	$7,386
Earnings per common share from continuing operations (a):
Basic	$0.12	$0.09	$0.22	$0.21
Diluted	$0.12	$0.09	$0.22	$0.21
Earnings per common share from discontinued operations (a):
Basic	$—	$—	$0.05	$0.01
Diluted	$—	$—	$0.05	$0.01
Earnings per common share: (a)
Basic	$0.12	$0.09	$0.27	$0.22
Diluted	$0.12	$0.09	$0.27	$0.22
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	33,292	33,759	33,842	33,711
Diluted	33,337	33,965	33,866	34,006
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.12 and $0.09 for the three months ended January 31, 2024 and 2023, and $0.27 and $0.22 for the nine months ended January 31, 2024 and 2023. See Note D to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended January 31, 2023	Shares	Amount	Shares	Amount

Balance at October 31, 2022	36,503,495	$3,650	1,821,587	$182	$175,733	$(21,418)	$(25,559)	$132,588
Proceeds from stock options exercised	43,000	5	—	—	505	—	—	510
Stock-based compensation	—	—	—	—	1,294	—	—	1,294
Net earnings	—	—	—	—	—	3,217	—	3,217
Dividends declared*	—	—	—	—	—	(3,716)	—	(3,716)
Balance at January 31, 2023	36,546,495	$3,655	1,821,587	$182	$177,532	$(21,917)	$(25,559)	$133,893
For the Three Months Ended January 31, 2024
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,152)	$(30,373)	$134,450
Proceeds from stock options exercised*	4,000	—	—	—	45	—	—	45
Stock-based compensation	—	—	—	—	1,586	—	—	1,586
Purchases of common stock	—	—	—	—	—	—	(5,421)	(5,421)
Net earnings	—	—	—	—	—	4,088	—	4,088
Dividends declared	—	—	—	—	—	(3,654)	—	(3,654)
Balance at January 31, 2024	36,933,495	$3,693	1,821,587	$182	$187,731	$(24,718)	$(35,794)	$131,094
	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
Nine Months Ended January 31, 2023	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2022	36,405,695	$3,641	1,821,587	$182	$171,948	$(18,171)	$(25,559)	$132,041
Proceeds from stock options exercised*	140,800	14	—	—	1,640	—	—	1,654
Stock-based compensation	—	—	—	—	3,944	—	—	3,944
Net earnings	—	—	—	—	—	7,386	—	7,386
Dividends declared*	—	—	—	—	—	(11,132)	—	(11,132)
Balance at January 31, 2023	36,546,495	$3,655	1,821,587	$182	$177,532	$(21,917)	$(25,559)	$133,893
Nine Months Ended January 31, 2024
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(22,748)	$(25,559)	$138,288
Proceeds from stock options exercised*	26,253	2	—	—	289	—	—	291
Stock-based compensation	—	—	—	—	4,720	—	—	4,720
Purchases of common stock	—	—	—	—	—	—	(10,235)	(10,235)
Net earnings	—	—	—	—	—	9,199	—	9,199
Dividends declared*	—	—	—	—	—	(11,169)	—	(11,169)
Balance at January 31, 2024	36,933,495	$3,693	1,821,587	$182	$187,731	$(24,718)	$(35,794)	$131,094
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$9,199	$7,386
Earnings from discontinued operations, net of tax	(1,812)	(323)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,641	2,389
Stock-based compensation expense	4,720	3,919
Net gain on investments	(1,331)	(92)
Deferred income taxes	282	(3,377)
Gain on sale of business	(1,438)	—
Gain on sale of discontinued operations	(2,124)	—
Changes in operating assets and liabilities:
Purchases of trading securities	(3,958)	(8,284)
Proceeds from maturities and sales of trading securities	6,772	870
Accounts receivable, net	4,267	(11,816)
Prepaid expenses and other assets	(1,150)	579
Accounts payable and other liabilities	(3,854)	(1,578)
Deferred revenue	(5,298)	(1,247)
Net cash provided by (used in) operating activities of continuing operations	7,916	(11,574)
Net cash provided by operating activities of discontinued operations	1,554	1,108
Net cash provided by (used in) operating activities	9,470	(10,466)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(539)	(3,655)
Purchase of business, net of cash acquired	(25,041)	(6,500)
Proceeds from sale of business	660	—
Net cash used in investing activities of continuing operations	(24,920)	(10,155)
Net cash provided by investing activities of discontinued operations	1,825	—
Net cash used in investing activities	(23,095)	(10,155)
Cash flows from financing activities:
Proceeds from exercise of stock options	290	1,654
Purchases of common stock	(10,235)	—
Dividends paid	(11,272)	(11,117)
Net cash used in financing activities of continuing operations	(21,217)	(9,463)
Net change in cash and cash equivalents	(34,842)	(30,084)
Cash and cash equivalents at beginning of period	90,696	110,690
Cash and cash equivalents at end of period	$55,854	$80,606

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4,345	$5,441
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,654	$3,716

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2024
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("condensed consolidated financial statements") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2024, results of operations for the three and nine months ended January 31, 2024 and 2023, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2024 and 2023, and cash flows for the nine months ended January 31, 2024 and 2023. The Company’s results for the three months ended January 31, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2023. The terms “fiscal 2024” and “fiscal 2023” refer to our fiscal years ending April 30, 2024 and 2023, respectively.
The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 in the Notes to Consolidated Financial Statements contained in the Annual Report describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue reserves and allowances. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of American Software, Inc. (“American Software”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
In September 2023, we disposed of our 100% equity interest in our information technology staffing firm, The Proven Method ("TPM") for approximately $2.1 million in cash. For further information regarding the transaction, see Note F to the accompanying condensed consolidated financial statements.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and nine months ended January 31, 2024 and 2023.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the nine months ended January 31, 2024, we recognized $38.1 million of revenue that was included in the deferred revenue balance as of April 30, 2023.

	January 31, 2024	April 30, 2023
	(in thousands)
Deferred revenue	$37,154	$43,124

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $119.5 million. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues:
Domestic	$20,040	$21,078	$60,646	$63,633
International	5,496	6,349	16,481	17,854
	$25,536	$27,427	$77,127	$81,487
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

    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at January 31, 2024 and April 30, 2023 were $2.6 million and $3.0 million, respectively. Amortization of sales commissions was $0.4 million and $1.2 million for the three and nine months ended January 31, 2024 and $0.4 million and $1.2 million for the three and nine months ended January 31, 2023, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On November 20, 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend was payable on February 16, 2024 to Class A and Class B shareholders of record at the close of business on February 2, 2024.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended January 31, 2024		Nine Months Ended January 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses	0.01	0.01	(0.06)	(0.06)
Total from continuing operations	$0.12	$0.12	$0.22	$0.27
Total from discontinued operations	—	—	0.05	—
Total	$0.12	$0.12	$0.27	$0.27
Distributed earnings	$3,454	$200	$10,568	$601
Undistributed losses	410	24	(1,864)	(106)
Total from continuing operations	$3,864	$224	$6,892	$495
Total from discontinued operations	—	—	1,812	—
Total	$3,864	$224	$8,704	$495
Basic weighted average common shares outstanding	31,470	1,822	32,020	1,822

	Three Months Ended January 31, 2023		Nine Months Ended January 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed losses*	(0.02)	(0.02)	(0.11)	(0.11)
Total from continuing operations	$0.09	$0.09	$0.21	$0.22
Total from discontinued operations	$—	$—	$0.01	$—
Total	$0.09	$0.09	$0.22	$0.22
Distributed earnings	$3,515	$201	$10,532	$601
Undistributed losses	(472)	(27)	(3,545)	(202)
Total from continuing operations	$2,998	$174	$6,664	$399
Total from discontinued operations	45	—	323	—
Total	$3,043	$174	$6,987	$399
Basic weighted average common shares outstanding	31,937	1,822	31,890	1,822

`

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,864	31,470	$0.12
Common Stock Equivalents	—	44	—
	3,864	31,514	0.12
Class B Common Share Conversion*	224	1,822	—
Diluted EPS for Class A Common Shares	$4,088	33,336	$0.12

Nine Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$8,704	32,020	$0.27
Common Stock Equivalents	—	24	—
	8,704	32,044	0.27
Class B Common Share Conversion*	495	1,822	—
Diluted EPS for Class A Common Shares	$9,199	33,866	$0.27

Three Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,043	31,937	$0.09
Common Stock Equivalents	—	206	—
	3,043	32,143	0.09
Class B Common Share Conversion	174	1,822	—
Diluted EPS for Class A Common Shares	$3,217	33,965	$0.09

Nine Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$6,987	31,890	$0.22
Common Stock Equivalents	—	294	—
	6,987	32,184	0.22
Class B Common Share Conversion*	399	1,822	—
Diluted EPS for Class A Common Shares	$7,386	34,006	$0.22

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$224	1,822	$0.12
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$224	1,822	$0.12

Nine Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$495	1,822	$0.27
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$495	1,822	$0.27

Three Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$174	1,822	$0.09
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$175	1,822	$0.09

Nine Months Ended January 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$399	1,822	$0.22
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—	—
Diluted EPS for Class B Common Shares	$401	1,822	$0.22
____________

*Amounts adjusted for rounding

For the three and nine months ended January 31, 2024 we excluded options to purchase 6,481,015 and 6,184,717 Class A Common Shares, respectively, and for the three and nine months ended January 31, 2023 we excluded options to purchase 4,445,248 and 3,718,454 Class A Common Shares, respectively. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of January 31, 2024, we had a total of 6,522,415 options outstanding and as of January 31, 2023, we had a total of 5,677,804 options outstanding.
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
Effective September 5, 2023, the Company entered into a Stock Purchase Agreement (“Garvis Purchase Agreement”) with privately-held Garvis AI Limited, a private limited company organized and registered under the laws of England and Wales (“Garvis”). Pursuant to the Garvis Purchase Agreement, the Company acquired 100% of the total issued and outstanding shares of capital stock of Garvis, a visionary SaaS startup that can combine a large language model-based AI interface (e.g. ChatGPT) with AI-native demand forecasting.
Garvis designed from the ground up an AI-first forecasting solution now called DemandAI+. When combined with Generative AI, DemandAI+ creates a modern, more inclusive, and intuitive planning paradigm that quickly digitizes supply chain relationships and exposes that data to any stakeholder across the organization. By simply asking questions planners, executives, and non-planners alike get answers to unanticipated queries in real-time, providing transparency for more informed decisions that saves precious planning time. Demand AI+, built for the cloud, will be embedded into the Logility Digital Supply Chain Platform. The combined solutions will enable a new supply chain planning paradigm with DemandAI+ that moves beyond conventional methods to plan demand and inventory at the speed of the market.
Under the terms of the Garvis Purchase Agreement, the Company acquired the capital stock for cash consideration paid net of cash acquired of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of approximately $167,000 and $504,000 during the three and nine months ended January 31, 2024. The operating results of Garvis are not material for proforma disclosure. The Company preliminarily allocated $16.8 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 5, 2023 (in thousands):

		Useful Life
Cash	67
Accounts receivable, net	457
Current assets	47
Property and equipment, net	27
Goodwill	16,835
Non-compete	2,000	3 years
Current technology	9,000	3 years
Total assets acquired	28,433
Current liabilities	(617)
Long-term liabilities	(2,708)
Total liabilities assumed	$(3,325)
Net assets acquired	$25,108
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
Under the terms of the Starboard Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The cumulative earnout paid as of January 31, 2024 was $0. The Company incurred acquisition costs of approximately $0, $0, $50,000 and $186,000 during the three and nine months ended January 31, 2024 and 2023, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.
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
F. Divestitures
Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology staffing firm, TPM to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $300,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 12, 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheet as of January 31, 2024. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of TPM are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and in the Notes to Condensed Consolidated Financial Statements. TPM was previously reported in the former IT Consulting segment. During the second quarter of fiscal 2024, the Company identified an error, originating in 2017, resulting in an understatement of professional services and other cost of revenue and other current liabilities. The error was determined to be immaterial to all impacted periods and has been corrected in the previously issued condensed consolidated financial statements presented herein. Subsequent to presenting the results of TPM as discontinued operations, the amounts related to the error resulted in an adjustment to decrease earnings from operations of discontinued operations by $123,000 and $168,000 in the three and nine months ended January 31, 2023, respectively. The error resulted in an increase to retained deficit and an increase to other current liabilities of approximately $1.0 million in prior periods presented.
The following is selected financial information included in Earnings from discontinued operations for TPM:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue	$—	$3,584	$4,932	$12,258
Cost of revenue	—	2,926	3,959	9,942
Total operating expenses	$—	$570	$718	$1,841
Gain on disposal of discontinued operations	$—	$—	$2,124	$—
Earnings before income taxes	$—	$88	$2,379	$475
Income tax expense	64	43	567	152
Earnings (loss) from discontinued operations, net of taxes	$(64)	$45	$1,812	$323

The following is selected financial information included in current assets and current liabilities from discontinued operations for TPM:

	January 31,	April 30,
	2024	2023
Cash and cash equivalents	$—	$637
Trade accounts receivable, less allowance for doubtful accounts	—	2,964
Prepaid expenses and other current assets	—	2
Current assets of discontinued operations	$—	$3,603

Current liabilities of discontinued operations	$—	$318
Other Divestitures
On November 15 2023, we signed an asset purchase agreement for the sale of our Transportation Rating Solutions ("TRS") business which consists of on-premise freight shipping solutions for LTL, truckload and rail shipments within North America to FOG Software Group ("FOG") a division of Vela Software for approximately $1.1 million in cash, of which, $440,000 is subject to various holdback provisions, which will expire 120 days following the date of the agreement. The divestiture of TRS will allow us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform. The purchase price is subject to a working capital adjustment. We recognized a pre-tax gain of approximately $1.4 million which is recorded within Other Income in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2024. Earnings from the business were not material and the results of the business through the date of sale were reflected in continuing operations within the SCM segment.
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

	Nine Months Ended January 31,
	2024	2023
Awards granted:
Options	1,485,000	1,519,000
RSUs	95,411	—
Total awards granted	1,580,411	1,519,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options and RSUs of approximately $1.6 million and $1.3 million of which, $0 and $8,000 was included in discontinued operations, and income tax expense of approximately $69,000 from option expirations and income tax benefits of approximately $4,000 from option exercises during the three months ended January 31, 2024 and 2023, respectively. We recorded total compensation cost related to stock options and RSUs of approximately $4.7 million and $3.9 million, of which $0 and $16,000 was included in discontinued operations, and income tax expense of approximately $69,000 from option expirations and income tax benefits of approximately $67,000 from option exercises during the nine months ended January 31, 2024 and 2023, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.

During the nine months ended January 31, 2024 and 2023, we issued 26,253 and 140,800 shares of Class A common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2024 and 2023 based on market value at the exercise dates was approximately $40,000 and $589,000, respectively. As of January 31, 2024, unrecognized compensation cost related to unvested stock option and RSU awards approximated $14.6 million, respectively, which we expect to recognize over a weighted average period of 1.71 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2024 and April 30, 2023, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$51,464	$—	$—	$51,464
U.S. Treasury securities	4,625	—	—	4,625
Marketable securities	17,829	—	—	17,829
Total	$73,918	$—	$—	$73,918

	April 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$81,352	$—	$—	$81,352
U.S. Treasury securities	7,305	—	—	7,305
Marketable securities	16,632	—	—	16,632
Total	$105,289	$—	$—	$105,289

I. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have made and will make these repurchases through open market purchases at prevailing market prices. The timing of any repurchase will depend upon market conditions, the market price of our Class A common stock and management’s assessment of our liquidity and cash flow needs. Under this repurchase plan, we have repurchased 2,000,000 shares of Class A common stock at a cost of approximately $16.4 million, which had a $10.2 million impact on fiscal 2024. As of January 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.

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
The SCM segment leverages a single platform spanning seven supply chain process areas, including product, demand, inventory, supply, deploy, integrated business planning and supply chain data management. The Other segment consists of (i) American Software enterprise resource planning ("ERP"), which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.
In the following table, we have broken down the intersegment transactions applicable to the three and nine months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Supply Chain Management	$25,009	$26,952	$75,558	$79,886
Other	527	475	1,569	1,601
	$25,536	$27,427	$77,127	$81,487
Operating income\(loss):
Supply Chain Management	$6,119	$7,763	$18,396	$22,587
Other	(5,304)	(5,018)	(14,960)	(14,950)
	$815	$2,745	$3,436	$7,637
Capital expenditures:
Supply Chain Management	$21	$14	$434	$1,604
Other	47	935	155	2,051
	$68	$949	$589	$3,655
Depreciation and amortization:
Supply Chain Management	$1,462	$675	$3,115	$2,042
Other	172	113	526	347
	$1,634	$788	$3,641	$2,389
Earnings\(loss) before income taxes:
Supply Chain Management	$7,810	$8,094	$20,353	$22,695
Other	(2,578)	(4,015)	(11,191)	(13,750)
	$5,232	$4,079	$9,162	$8,945
L. Major Clients
No single client accounted for more than 10% of total revenue for the three and nine months ended January 31, 2024 and 2023.

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
N. Subsequent Event
On February 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on May 17, 2024 to Class A and Class B shareholders of record at the close of business on May 3, 2024.

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
ECONOMIC OVERVIEW
In January 2024, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2024. The update noted that, “Global growth is projected at 3.1 percent in 2024 and 3.2 percent in 2025, with the 2024 forecast 0.2 percentage point higher than that in the October 2023 World Economic Outlook (WEO) on account of greater-than-expected resilience in the United States and several large emerging market and developing economies, as well as fiscal support in China. The forecast for 2024–25 is, however, below the historical (2000–19) average of 3.8 percent, with elevated central bank policy rates to fight inflation, a withdrawal of fiscal support amid high debt weighing on economic activity, and low underlying productivity growth. Inflation is falling faster than expected in most regions, in the midst of unwinding supply-side issues and restrictive monetary policy. Global headline inflation is expected to fall to 5.8 percent in 2024 and to 4.4 percent in 2025, with the 2025 forecast revised down.
With disinflation and steady growth, the likelihood of a hard landing has receded, and risks to global growth are broadly balanced. On the upside, faster disinflation could lead to further easing of financial conditions. Looser fiscal policy than necessary and than assumed in the projections could imply temporarily higher growth, but at the risk of a more costly adjustment later on. Stronger structural reform momentum could bolster productivity with positive cross-border spillovers. On the downside, new commodity price spikes from geopolitical shocks––including continued attacks in the Red Sea––and supply disruptions or more persistent underlying inflation could prolong tight monetary conditions. Deepening property sector woes in China or, elsewhere, a disruptive turn to tax hikes and spending cuts could also cause growth disappointments."
For fiscal 2024, we believe that the important nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the U.S. and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
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
COMPANY OVERVIEW
American Software was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with another U.S. office in Miami; and international offices in Belgium, the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through two major operating segments: (1) Supply Chain Management and (2) Other. The SCM software business is our core market. We continue to provide limited services to our legacy ERP clients included in the Other segment.
American Software through its wholly-owned subsidiary and operating entity Logility, Inc ("Logility"), delivers prescriptive demand, inventory, manufacturing, and supply planning tools – helping to provide executives the confidence and control to increase margins and service levels, while delivering sustainable supply chains. Designed for speed and agility, Logility’s SaaS cloud-based platform provides an innovative blend of artificial intelligence (AI), machine learning, and predictive analytics to help deliver integrated planning and operations across the end-to-end supply chain. Our prescriptive approach drives team alignment for enterprises with prioritized outcomes that assure demonstrable value.
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
Our platform is highly regarded by clients and industry analysts alike. Logility, is named a leader in multiple IDC MarketScape reports including; the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. Logility, Inc. was also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Holistic Supply Planning 2022 Vendor Assessment.
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
We serve approximately 650 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our solutions are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our solutions may be deployed in the cloud or with existing on-premise clients who may require additional components. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2023. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (the “SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2024	2023	2024 vs. 2023
Revenue:
Subscription fees	55%	47%	9%
License	1%	4%	(73)%
Professional services and other	13%	17%	(28)%
Maintenance	31%	32%	(11)%
Total revenue	100%	100%	(7)%
Cost of revenue:
Subscription fees	19%	15%	23%
License	—%	1%	(99)%
Professional services and other	11%	13%	(23)%
Maintenance	6%	6%	(10)%
Total cost of revenue	36%	35%	(4)%
Gross margin	64%	65%	(8)%
Research and development	18%	16%	3%
Sales and marketing	20%	18%	3%
General and administrative	24%	22%	2%
Total operating expenses	62%	56%	3%
Operating income	2%	9%	(70)%
Other income:
Other, net	17%	5%	231%
Earnings before income taxes	19%	14%	28%
Income tax expense	4%	3%	19%
Net earnings from continuing operations	15%	11%	31%
Net earnings	15%	11%	27%
nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the nine months ended January 31, 2024 and 2023:

	Nine Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2024	2023	2024 vs. 2023
Revenue:
Subscription fees	53%	46%	10%
License	1%	2%	(61)%
Professional services and other	14%	19%	(29)%
Maintenance	32%	33%	(9)%
Total revenue	100%	100%	(5)%
Cost of revenue:
Subscription fees	18%	14%	18%
License	—%	1%	(69)%
Professional services and other	11%	13%	(19)%
Maintenance	6%	6%	3%
Total cost of revenue	35%	34%	(1)%
Gross margin	65%	66%	(8)%
Research and development	17%	16%	(1)%
Sales and marketing	21%	19%	4%
General and administrative	22%	21%	(2)%
Total operating expenses	60%	56%	—%
Operating income	5%	10%	(55)%
Other income:
Other, net	7%	2%	338%
Earnings before income taxes	12%	12%	2%
Income tax expense	2%	2%	(6)%
Net earnings from continuing operations	10%	10%	5%
Earnings from discontinued operations, net of income taxes	2%	—%	461%
Net earnings	12%	10%	25%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023
REVENUE

	Three Months Ended January 31,
				% of Total Revenue
	2024	2023	% Change	2024	2023
	(in thousands)
Subscription fees	$14,114	$13,003	9%	55%	47%
License	277	1,017	(73)%	1%	4%
Professional services and other	3,418	4,758	(28)%	13%	17%
Maintenance	7,727	8,649	(11)%	31%	32%
Total revenue	$25,536	$27,427	(7)%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2024	2023	% Change	2024	2023
	(in thousands)
Subscription fees	$41,235	$37,391	10%	53%	46%
License	795	2,025	(61)%	1%	2%
Professional services and other	11,107	15,687	(29)%	14%	19%
Maintenance	23,990	26,384	(9)%	32%	33%
Total revenue	$77,127	$81,487	(5)%	100%	100%

For the three months ended January 31, 2024, revenue decreased by 7% when compared to the same period last year, which was attributable primarily to a 73% decrease in license revenue, a 28% decrease in professional services and other revenue and an 11% decrease in maintenance revenue, partially offset by an 9% increase in subscription fees revenue.
For the nine months ended January 31, 2024, revenue decreased by 5% when compared to the same period last year, which was attributable primarily to a 61% decrease in license revenue, a 29% decrease in professional services and other revenue and a 9% decrease in maintenance revenue, partially offset by a 10% increase in subscription fees revenue.
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
International revenue represented approximately 22% and 21% of total revenue in the three and nine months ended January 31, 2024 compared to 23% and 22% in the three and nine months ended January 31, 2023. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$14,114	$13,003	9%
Total subscription fees revenue	$14,114	$13,003	9%

	Nine Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$41,235	$37,391	10%
Total subscription fees revenue	$41,235	$37,391	10%

For the three and nine months ended January 31, 2024, subscription fees revenue increased 9% and 10%, respectively, when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts.

License Revenue

	Three Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$277	$1,017	(73)%
Other	—	—	—%
Total license revenue	$277	$1,017	(73)%

	Nine Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$779	$2,009	(61)%
Other	16	16	—%
Total license revenue	$795	$2,025	(61)%

For the three and nine months ended January 31, 2024, license fee revenue decreased 73% and 61%, respectively, when compared to the same period in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients, as the market and we have moved away from on-premise licensed software. The decrease is due to the timing of purchases and the trend of on-premise clients moving to SaaS. For both the three months ended January 31, 2024 and 2023, our SCM segment constituted 100% of total license fee revenue.  For the nine months ended January 31, 2024 and 2023, our SCM segment constituted approximately 98% and 99% of total license fee revenue, respectively. Our Other segment revenue remained flat for the three and nine months ended January 31, 2024 when compared to the same periods in the prior year primarily due to timing of sales to our existing ERP clients.
The direct sales channel provided 100% of license fee revenues for both the three and nine months ended January 31, 2024 and 2023, due to expanding user licenses and products.
For the three months ended January 31, 2024 and 2023 our margins after commissions on direct sales were approximately 93% and 90%, respectively. For both the nine months ended January 31, 2024 and 2023 our margins after commissions on direct sales remained flat at approximately 94%. Margins are directly related to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended January 31, 2024 and 2023, our margins after commissions on indirect sales were approximately 62% and 59%, respectively. For the nine months ended January 31, 2024 and 2023, our margins after commissions on indirect sales were approximately 56% and 59%, respectively. The indirect channel margins decreased for the three and nine months ended January 31, 2024 compared to the same periods in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.
Professional Services and Other Revenue

	Three Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$3,211	$4,590	(30)%
Other	207	168	23%
Total professional services and other revenue	$3,418	$4,758	(28)%

	Nine Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$10,510	$15,034	(30)%
Other	597	653	(9)%
Total professional services and other revenues	$11,107	$15,687	(29)%

For the three and nine months ended January 31, 2024, professional services and other revenue decreased by 28% and 29%, respectively, when compared to the same periods in the prior year, primarily due to lower professional services and other revenue derived from our Other and SCM segments. For both the three and nine months ended January 31, 2024, our SCM segment’s revenue decreased 30% when compared to the same periods in the prior year primarily due to lower bookings in recent quarters resulting in lower project work and the timing of implementation project work in recent periods. For the three and nine months ended January 31, 2024, our Other segment’s revenue increased 23% and decreased 9%, respectively when compared to the same period in the prior year due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.
Maintenance Revenue

	Three Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$7,408	$8,341	(11)%
Other	319	308	4%
Total maintenance revenue	$7,727	$8,649	(11)%

	Nine Months Ended January 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$23,036	$25,451	(9)%
Other	954	933	2%
Total maintenance revenue	$23,990	$26,384	(9)%

For the three and nine months ended January 31, 2024, maintenance revenue decreased 11% and 9%, respectively, when compared to the same periods in the prior year, primarily due to our SCM segment. Our SCM maintenance revenue decreased 11% and 9% for the three and nine months ended January 31, 2024, when compared to the same periods last year due to normal client attrition. The SCM segment accounted for 96% of total maintenance revenue for the three and nine months ended January 31, 2024 and 2023. Our Other segment revenue increased 4% and 2% for the three and nine months ended January 31, 2024, when compared to the same periods last year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024	%	2023	%	2024		%	2023	%
Gross margin on subscription fees	$9,170	65%	$8,998	69%	$27,467		67%	$25,709	69%
Gross margin on license fees	274	99%	659	65%	627		79%	1,484	73%
Gross margin on professional services and other	724	21%	1,260	26%	2,497		22%	5,005	32%
Gross margin on maintenance	6,278	81%	7,042	81%	19,113		80%	21,627	82%
Total gross margin	$16,446	64%	$17,959	65%	$49,704	49704000	65%	$53,825	66%
For both the three and nine months ended January 31, 2024, our total gross margin percentage decreased by 1%, when compared to the same periods in the prior year, primarily due to lower margins on professional services and other, maintenance and subscription fees.
Gross Margin on Subscription Fees
For the three months ended January 31, 2024, our gross margin percentage on subscription fees revenue decreased from 69% to 65%, when compared to the same period in the prior year, primarily due to increased hosting costs, personnel costs and the amortization of acquired software.
For the nine months ended January 31, 2024, our gross margin percentage on subscription fees revenue decreased from 69% to 67%, when compared to the same period in the prior year, primarily due to increased hosting costs, personnel costs and the amortization of acquired software.
Gross Margin on License Fees
License fee gross margin percentage for the three and nine months ended January 31, 2024 increased 34% and 6%, respectively, when compared to the same periods in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 26% to 21% and 32% to 22%, respectively, for the three and nine months ended January 31, 2024 and 2023, primarily due to a decrease in revenues and utilization. Our gross margin percentage on professional services and other revenue in our SCM segment decreased from 26% to 20% and 31% to 21% for the three and nine months ended January 31, 2024 and 2023, respectively. This is primarily the result of a decrease in professional services and other revenue, which is being driven by timing of projects and utilization due to a decrease in bookings in recent quarters, as well as, outsourcing of some services to system integrators and other service providers. Our Other segment professional services gross margin remained flat at 43% for the three and nine months ended January 31, 2024 and 2023. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage remained flat at 81% for the three months ended January 31, 2024 and 2023, respectively. Maintenance gross margin percentage decreased from 82% to 80% for the nine months ended January 31, 2024 and 2023, respectively. The decrease is primarily due to a decrease in maintenance revenue when compared to the same periods in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024	2023	% of Revenue		2024	2023	% of Revenues
			2024	2023			2024	2023
	(in thousands)				(in thousands)
Research and development	$4,546	$4,402	18%	16%	$13,064	$13,220	17%	16%
Sales and marketing	$5,039	$4,904	20%	18%	$16,083	$15,537	21%	19%
General and administrative	$5,853	$5,883	23%	21%	$16,775	$17,350	22%	21%
Amortization of acquisition-related intangible assets	$193	$25	1%	—%	$346	$81	—%	—%
Other income	$4,417	$1,334	17%	5%	$5,726	$1,308	7%	2%
Income tax expense	$1,080	$907	4%	3%	$1,775	$1,882	2%	2%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Total research and development expense	$4,546	$4,402	3%	$13,064	$13,220	(1)%
Percentage of total revenue	18%	16%		17%	16%
Total amortization of capitalized computer software development costs *	$90	$262	(66)%	$332	$981	(66)%
*Included in cost of license fees and subscription fees.

For the three and nine months ended January 31, 2024, total product research and development costs increased by 3% and decreased by 1%, respectively, when compared to the same periods in the previous year, primarily due to an increase in personnel costs and an increase in the use of third-party contractors. For both the three and nine months ended January 31, 2024 and 2023, amortization of capitalized software development costs decreased 66%, as some projects were fully amortized.
Sales and Marketing
For the three and nine months ended January 31, 2024, sales and marketing expenses as a percentage of revenue increased from 18% to 20% and 19% to 21%, respectively, when compared to the same periods last year. The increase in sales and marketing cost is primarily due to an increase in personnel costs, stock option expenses, travel costs and timing of marketing events.
General and Administrative
For the three and nine months ended January 31, 2024, general and administrative expenses increased from 21% to 23% and 21% to 22% as a percentage of revenue when compared to the same period a year ago, primarily due to personnel costs, stock option expenses and professional services, partially offset by a decrease in recruiting fees and the use of third-party contractors.
At January 31, 2024, the total number of full-time personnel was 402, which includes 327 employees and 75 third-party contractors, compared to 550 full-time personnel, which includes 397 employees and 153 third-party contractors at January 31, 2023.

Operating Income/(Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$6,119	$7,763	(21)%	$18,396	$22,587	(19)%
Other*	(5,304)	(5,018)	6%	(14,960)	(14,950)	—%
Total operating income	$815	$2,745	(70)%	$3,436	$7,637	(55)%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income decreased by 21% and 19%, respectively, for the three and nine months ended January 31, 2024, when compared to the same periods in the prior year primarily due to a reduction in professional services and other revenue and an increase in the amortization of intangible assets.
Our Other segment operating loss increased by 6% and remained flat, respectively, for the three and nine months ended January 31, 2024, when compared to the same periods in the prior year due primarily to increases in personnel costs and professional services, partially offset by decreases in software costs and recruiting fees.
Other Income
Other income is comprised of net interest and dividend income, rental income, asset gains and losses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2024, the increase in Other income is mainly due to increases in unrealized gains, gain on sale of assets and an increase in interest income, partially offset by losses on exchange rate when compared to the same period in the prior year. We recorded unrealized gains of approximately $2.1 million and realized gains of approximately $22,000 for the three months ended January 31, 2024 from our trading securities portfolio.
For the nine months ended January 31, 2024, the increase in Other income is mainly due to an increase in interest income, gain on sale of assets, unrealized gains on investments and realized gain on investments when compared to the same period in the prior year. We recorded unrealized gains of approximately $1.2 million and realized gains of approximately $0.2 million for the nine months ended January 31, 2024 from our trading securities portfolio.
For the nine months ended January 31, 2024 and 2023, our investments generated an annualized yield of approximately 4.20% and 1.65%, respectively.
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
During the three and nine months ended January 31, 2024, we recorded income tax expense from continuing operations of $1.1 million and $1.8 million, respectively, which included discrete stock compensation expense of $69,000 and $69,000, respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2023, we recorded income tax expense from continuing operations of $907,000 and $1.9 million, respectively, which included discrete stock compensation benefits of $4,000 and $67,000, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax benefits, our effective tax rate would have been 19.3% and 18.6% in the three and nine months ended January 31, 2024, respectively, compared to our effective tax rate of 22.3% and 21.8% in the three and nine months ended January 31, 2023, respectively. In addition, research and development credits and various permanent differences reduced our effective tax rate by 4.7% and 3.5%, respectively, in the nine months ended January 31, 2024, compared to a reduction of 4.3% and 0.2%, respectively, in the nine months ended January 31, 2023.
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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2024 and 2023. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2023.

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities of continuing operations	$7,916	$(11,574)
Net cash provided by operating activities of discontinued operations	1,554	1,108
Net cash provided by (used in) operating activities	9,470	(10,466)
Net cash used in investing activities of continuing operations	(24,920)	(10,155)
Net cash provided by investing activities of discontinued operations	1,825	—
Net cash used in investing activities	(23,095)	(10,155)
Net cash used in financing activities of continuing operations	(21,217)	(9,463)
Net change in cash and cash equivalents	$(34,842)	$(30,084)
For the nine months ended January 31, 2024, the net increase in cash provided by operating activities when compared to cash used in operating activities in the same period last year was due primarily to the following: (1) a decrease in client accounts receivables when compared to an increase in the same period last year due to the timing of closing client sales and related collections, (2) an increase in the proceeds from the maturity and sales of trading securities, (3) a decrease in the purchases of trading securities, (4) a decrease in deferred tax assets relative to an increase in the prior year, (5) an increase in net earnings, (6) higher depreciation and amortization expense due to the acquisition of 100% of the total issued and outstanding shares of capital stock of Garvis AI Limited, a private limited company organized and registered under the laws of England and Wales (the “Garvis Acquisition”). and (7) an increase in stock-based compensation expense.
This net increase in cash provided by operating activities was partially offset by: (1) a larger decrease in deferred revenue when compared to the same period last year due to timing of revenue recognition, (2) a decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments, (3) a gain on sale of discontinued operations, (4) an increase in prepaid expenses when compared to a decrease in the same period last year due to the timing of purchases, (5) a gain on sale of our transportation business and (6) an increase in gains on our investments portfolio.
The increase in cash used in investing activities when compared to the same period in the prior year was mainly due to the Garvis Acquisition compared to the purchase of certain assets of Starboard during the prior year, partially offset by a decrease in purchases of property and equipment and proceeds from sale of a business.
The increase in cash used in financing activities when compared to the prior year was due primarily to repurchases of common stock, an increase in dividends paid and a decrease in proceeds from exercise of stock options.
Discontinued Operations

Net cash provided by operating activities of discontinued operations was $1.6 million in the current year compared to $1.1 million in the prior year due primarily to the gain on the sale of discontinued operations, offset by a decrease in prepaid expenses and other assets and a lower decrease in accounts receivable.
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
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31,
	2024	2023

Cash and cash equivalents	$55,854	$80,606
Short and long-term investments	22,454	24,331
Total cash and short and long-term investments	78,308	104,937
Net decrease in total cash and investments during the nine months ended January 31,	$(29,622)	$(22,579)
Our total activities used more cash and investments during the nine months ended January 31, 2024, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 86 days as of January 31, 2024, compared to 101 days as of January 31, 2023. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.3 to 1 on January 31, 2024 and 2.6 to 1 on January 31, 2023.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $78.3 million in cash and investments with no debt as of January 31, 2024, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for continuing operations for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. Under this repurchase plan, through January 31, 2024, we completed our repurchase of 2.0 million shares of common stock at a cost of approximately $16.4 million. As of January 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the three months ended January 31, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for fiscal 2023.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended January 31, 2024, we generated approximately 22% and 21% of our revenue outside the U.S. In the nine months ended January 31, 2023, we generated approximately 23% and 22% of our revenue outside the U.S. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate gains of approximately $42,000 for the three months ended January 31, 2024 compared to exchange rate losses of approximately $123,000 for the same period in the prior year. We recorded an exchange rate losses of approximately $0.3 million for both the nine months ended January 31, 2024 and 2023. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $32,000 and $29,000 exchange rate gain or loss for the three and nine months ended January 31, 2024. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2024 was approximately $73.9 million compared to $98.4 million as of January 31, 2023.
We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the U.S. are denominated in the local currency and are minor.
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
Based on that evaluation, and because of the previously-reported material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weakness described below.
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

Previously Reported Material Weaknesses
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, Management identified a material weakness in our internal control over financial reporting, related to certain process-level controls over the reconciliation of cash, accounts payable, accrued compensation, and related costs and cost of revenues. These ineffective controls were attributable to insufficient policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
These control deficiencies resulted in immaterial misstatements in related accounts, some of which have been corrected. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of January 31, 2024.

Management’s Plan to Remediate the Identified Material Weaknesses
As of January 31, 2024, the material weakness previously disclosed has not yet been fully remediated. The Company has implemented enhanced policies and procedures over reconciliations and related training, including a focus on expectations and procedures for investigating and resolving reconciling items on a timely basis. In addition, the Company has increased its usage of its financial close management software in order to strengthen account reconciliation accuracy, tracking, and reporting.
We anticipate that the material weakness will be fully remediated before April 30, 2024, but the material weakness cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management and our auditor KPMG LLP, to test and to conclude on the operating effectiveness of the controls.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made and these repurchases through open market purchases at prevailing market prices. Under this repurchase plan, we completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had a $10.2 million impact on fiscal 2024. As of January 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
The following table presents information related to repurchases of common stock the Company made during the quarter ended January 31, 2024:

Fiscal Period	Total Number of Shares Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2023 through November 31, 2023	516,056	$10.62	—
December 1, 2023 through December 31, 2023	—	$—	—
January 1, 2024 through January 31, 2024	—	$—	—
Total Fiscal 2024 Third Quarter	516,056

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

AMERICAN SOFTWARE, INC.

Date: March 1, 2024	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: March 1, 2024	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2024	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer