Form 10-K
period 2024-04-30
AMERICAN SOFTWARE INC
filed 2024-07-01
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, 31,910,287 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Class A Common Shares as quoted on the NASDAQ National Market System on October 31, 2023) of the Class A Common Shares held by non-affiliates on that date was approximately $370.0 million. As of June 24, 2024, 31,459,011 Class A Common Shares and 1,821,587 Class B Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K
Portions of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

American Software Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2024

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

Company Overview
American Software, Inc. (“American Software” or the “Company”) was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with international offices in Belgium, the United Kingdom, Germany, India and New Zealand.
We provide our software and services solutions through two major operating segments: (1) Supply Chain Management ("SCM") and (2) Other. The SCM software business is our core market. We continue to provide limited services to our legacy ERP clients included in the Other segment.
American Software through its wholly-owned subsidiary and operating entity Logility, Inc ("Logility"), delivers an innovative Artificial Intelligence based platform that enables enterprises to make better decisions faster about how to operate their supply chain including processes ranging from product concept to client availability via the Logility Decision Intelligence Platform, a single platform spanning Product, Demand, Inventory, Network Optimization, Supply and Order Response aligned with Scenario Planning and Supplier Management. Our Logility Digital Intelligence Platform leverages an innovative blend of artificial intelligence (AI) and advanced analytics fueled by supply chain master data, allowing for the automation of critical business processes through the application of artificial intelligence and machine learning algorithms to a variety of internal and external data streams.
We believe enterprises are facing unprecedented rates of change and disruption across their operations. Increasing consumer expectations for convenience and personalization, fast and free delivery and product freshness are forcing enterprises to adapt or be left behind. Given constraints arising from a shortage of skilled supply chain talent and a desire to keep costs at a minimum, we expect enterprises to embrace digital transformation initiatives to meet these challenges. Our software reduces the business cycle time required from product concept to client availability. Our platform allows our clients to create a digital model of their physical supply chain networks that improves the speed and agility of their operations by implementing automated decision-making processes. These processes regularly analyze business and market signals to better inform product design and development, increase forecast accuracy, optimize inventory across the supply chain source products sustainability, ethically and ensure high client satisfaction.
Our platform is highly regarded by clients and industry analysts alike. We have been positioned in the Leader quadrant in Gartner, Inc.’s (“Gartner”) April 23, 2024 report, Magic Quadrant for Supply Chain Planning Solutions. We believe our platform is rated highly due to our AI-based approach, flexible advanced analytics, underlying Software as a Service (“SaaS”) architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.
We serve approximately 650 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our software and services are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our software is sold to be deployed in the cloud as a SaaS subscription. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
We derive revenue from four sources: subscriptions, software licenses (incremental users to existing clients), maintenance and professional services. We generally determine SaaS subscription fees based on the breadth of functionality and number of users and/or divisions. Services and other revenues consist primarily of fees from software implementation, training and consulting services. We bill for consulting services primarily under time and materials arrangements and recognize revenue as we perform services. Subscription and maintenance agreements typically are for a three- to five-year term. We generally bill these fees annually in advance and then recognize the resulting revenue ratably over the term of the agreement. Deferred revenues represent advance payments or fees for subscriptions, services and maintenance billed in advance of the time we recognize the related revenue.

Market Opportunity
Today’s brands, manufacturers, distributors and retailers must respond to rising consumer expectations to buy anywhere, deliver anywhere and return anywhere, even as global economic conditions and competitive pressures force businesses to reduce costs, decrease order cycle times and improve operating efficiencies. To meet these demands, we believe businesses must dramatically improve the performance of their supply chains, which can only be achieved through automation, artificial intelligence, and advanced analytics. We leverage artificial intelligence and machine learning algorithms throughout our supply chain management software platform, enabling enterprises to accelerate the cycle time from product concept to client availability.
Supply chain management refers to the process of managing the complex global network of relationships that organizations maintain with external trading partners (clients and suppliers) to design products, forecast demand, source supply, manufacture products, distribute and allocate inventory and deliver goods and services to the end client. Supply chain management involves the activities related to sourcing, supplying and merchandising products or services as well as the sales and marketing activities that influence the demand for goods and services, such as new product introductions, promotions, pricing, and forecasting. Additional aspects of supply chain management include comprehensive sales and operations planning (“S&OP”) as well as product lifecycle management (“PLM”), product sourcing quality, traceability and vendor compliance, to ensure the right products are brought to market on time and in good condition. Companies that effectively communicate, collaborate, and integrate with their trading partners across the multi-enterprise network or supply chain can realize significant competitive advantages in the form of lower costs, greater customer loyalty, reduced stock-outs, more efficient sourcing, reduced inventory levels, synchronized supply and demand and increased revenue.
Gartner’s March 2024 report, Forecast: Enterprise Application Software, Worldwide, 2022-2028, 1Q24 Update, predicts spending on Supply Chain Management software and services will exceed $32 billion in 2024 and reach $62 billion by 2028. This represents a compounded annual growth rate (“CAGR”) of 17% through 2028. Within the Supply Chain Management software market, Gartner includes solutions for supply chain planning, supply chain execution and procurement.
We focus primarily on supply chain planning processes and certain procurement and sourcing functions, which we estimate account for approximately one-third of the Supply Chain Management software market as defined by Gartner. Our platform includes twenty-six components spanning eight key supply chain planning processes that clients may adopt independently or as a comprehensive solution platform. We believe our opportunity to cross-sell and up-sell existing clients is significant, given the potential for clients to adopt additional components and by converting over time the existing on-premise clients to our cloud SaaS subscription. Within the sourcing function, organizations are increasing their focus on vendor compliance and sourcing linked with supply chain planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors. These multi-enterprise supply chains have heightened the need for robust supply chain master data management (“MDM”) to provide an accurate digital twin of the supply chain network, allowing enterprises to quickly plan strategically and accurately respond to dynamic market conditions to take advantage of business opportunities and mitigate risk.

Company Strategy
Our goal is to deliver the fastest time to value for our clients to contribute to an agile, resilient, antifragile, and higher velocity sustainable supply chain. Our strategy includes the following key elements:
AI-Based Supply Chain Solutions. AI is a supply chain game changer because it empowers organizations to overcome today’s market challenges with its capacity to analyze massive amounts of data, empower employees, accelerate decision intelligence, and streamline complex processes across multiple functions. Logility is an AI-based company prioritizing the use of AI to solve the industry’s toughest supply chain planning challenges. Logility’s commitment to an AI-based strategy is illustrated by our transition from using AI to bolster traditional planning approaches to leveraging AI to reimagine supply chain planning.
Create Sustainable Supply Chains for Our Clients. By enabling our clients to shorten their supply chains, reduce energy consumption, product spoilage and water usage, increase the use of recyclable material, enforce proper labor practices and track products through their entire lifecycle, we help them to achieve more sustainable operations and improve conditions in the world in which we live.
Expand Strategic Relationships. We are increasingly working with industry-leading consultants and other software and services providers. Our strategic relationships help us to grow more quickly and to more efficiently deliver our products and services. We intend to continue to develop strategic relationships with systems integrators and other providers to combine our software with their services and products and create joint marketing and co-development opportunities.
Acquire or Invest in Complementary Businesses, Products and Technologies. We believe that selective acquisitions or investments may offer opportunities to broaden our product offering for our target markets. With our acquisition of 100% of the total issued and outstanding shares of capital stock of Garvis AI Limited ("Garvis"), a private limited company organized and registered in fiscal 2024, we began delivering on our native AI future forward roadmap as opposed to integrating AI into existing processes. We embrace an AI-based strategy while applying AI incrementally to get the most out of this rapidly evolving technology. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet and further solidify our leadership position within the SCM market.

Products and Services
We provide a comprehensive, cloud-architected supply chain management platform that helps our clients manage eight critical planning processes, Product, Demand, Inventory, Supply, Network Optimization, Order Response, Supplier Management and Scenario Planning. Within each of these process areas, we offer one or more components that clients may leverage independently, in combination, or as a comprehensive solution platform. Our supply chain MDM platform and advanced analytics capabilities enable clients to derive new insights and automate supply chain decision-making processes that regularly analyze demand, production, supply, and distribution signals to better inform product design and development, increase forecast accuracy, optimize inventory across the global supply chain and in-store and ensure high client satisfaction.
While clients can use our software applications individually, we have designed them to be combined as an integrated systems to meet specific client requirements. Clients may select virtually any combination of components to form an integrated solution for a particular business problem, from a single module to a multi-module, multiple-user solution incorporating our full range of products.
The Logility Decision Intelligence Platform encompasses the following processes and associated components:
Product: Streamlines moving product concepts to market, rationalizes complex product lines and drives smart assortment plans and allocation strategies. Includes merchandise and assortment planning, product lifecycle management and traceability.
Demand: Improves prediction of true market demand, new product introductions and phase-outs, short life cycle products and promotions. Includes demand planning and optimization and demand sensing.
Inventory: Minimizes cost and reduces risk while meeting customer service requirements with multi-echelon inventory optimization (MEIO). Includes inventory planning and optimization.
Supply: Maximizes cost-effective throughput and satisfies market demand every day. Includes supply planning and optimization, as well as manufacturing planning and production scheduling.
Network Optimization: Better assess complex trade-offs while optimizing capacity and network flows for conflicting priorities.
Order Response: Positions inventory to quickly meet demand requirements with smart allocation. Includes allocation and automated order promising.

Supplier Management: Master complex supplier networks to minimize risk and increase resiliency. Includes vendor management, quality control and compliance, traceability, and sourcing management.
Scenario Planning: Guides business resources to meet revenue, profitability and customer service goals. Includes annual planning, integrated business planning, decision command center, and S&OP.
Supply Chain Data Management: Gains access to tailored data integration, machine learning and advanced analytics without the headaches of custom development. Includes data management, machine learning and artificial intelligence and advanced analytics.

Client Support and Maintenance
We provide our clients with ongoing product support services, which are included in subscription fees. We enter into support or maintenance contracts with clients for an initial three to five year term, billed annually in advance, with renewal for additional periods thereafter. Under both subscription and license contracts, we provide help-desk consulting, product updates and releases of new versions of products previously purchased by the client, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-days-a-week, 24-hours-a-day basis through email and web-based support, using a call logging and tracking system for quality assurance.

Consulting Services
Clients frequently require services beyond our standard support and maintenance. To meet those clients’ needs, our professional services team provides specialized business and software implementation consulting, configuration, system-to-system interfacing and extensive training and certification. We offer these services for an additional fee, usually based upon time and materials utilized. We provide the following professional services to our clients:
Implementation and Training Services. We offer our clients a professional and proven program that facilitates rapid implementation of our software products. Our consultants help clients define the scope of their project and proceed through the implementation process with the work prioritized to deliver the highest value outcomes first. We establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation. We offer training for all users and managers. Implementation of our products typically requires three to nine months, depending on factors such as the complexity of a client’s existing systems, breadth of functionality and number of business units and users.
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

Clients
We deliver our software and services to clients in a variety of industries, including apparel and other soft goods, food and beverage, fast moving consumer goods, consumer durable goods, wholesale distribution/retail and process and chemical manufacturing. A sample of companies that we have served in the past two years is as follows:

Consumer Goods	Food & Beverage	Libbey Glass LLC	Urban Outfitters
Bondi Sands Australia Pty Ltd	Black Rifle Coffee Company	Mustad Netherlands B.V.	Workwear Outfitters, LLC
Central Garden and Pet	Caribou Coffee Company	Otter Products, LLC	Wholesale Distribution / Retail
Dometic Group AB	Dole Fresh Vegetables, Inc.	Parker Hannifin Corporation	Argosy Trading Company, Ltd
GOJO Industries, Inc.	Great Lakes Cheese Company, Inc.	Sandvik	Big Lots!
Hasbro, Inc	J. R. Simplot Company	Savant Technologies LLC (GE Lighting)	Bobs Discount Furniture
Herbalife International of America, Inc.	J.D. Irving, Limited	Terex Corporation	ChemPoint
Manna Pro Products	Jackson Family Wines	Thermo Fisher Scientific	Dealer Tire
Omega Pharma International NV	Mazoon Dairy Company SAOC	Thermos LLC	Fastenal Company
Reynolds Consumer Products LLC	Niagara Bottling	Timken	Foot Locker, Inc.
Rituals Cosmetics	Ready Pac Foods, Inc.	WEG Equipamentos Elétricos S.A.	Hancocks Wine, Spirits and Beer
Rodan & Fields, LLC	Sauer Brands, Inc	Apparel	Heidelberg Materials US, Inc.
Sunovion Pharmaceuticals, Inc.	Sazerac Company	Aeropostale	Incofe, S.A.S
Vitalus Nutrition, Inc.	Taylor Fresh Foods	Bernard Cap Co., Inc.	Mayoreo Ferreteria y Acabados S.A
Process & Chemical	The J.M. Smucker Company	Broder Brothers	Mom Enterprises, LLC
Ansell Limited	The Spice Tailor Limited	C&A Mexico	Richardson Sports, Inc.
BERICAP Holding GMBH	Tillamook County Creamery Association	Canada Goose	Screwfix
Berlin Packaging LLC	Durable Goods	Converse, Inc	The Gem Group, Inc.
Berry Global	Ashley Furniture	Delta Apparel	The Home Depot
Croda Europe Limited	Bio-Medical Devices International	Destination XL	TopBuild Support Services
Detmold Packaging Pty Ltd.	CertainTeed	Hunkemoller International BV	Trelleborg Wheel Systems
HollyFrontier Corporation	Clarios	Jockey International	US Autoforce
Huhtamaki	Columbus McKinnon Corporation	Kontoor Brands, Inc	Willams Scotsman, Inc.
Intertape Polymer Group	CQMS Razer Pty. Ltd.	Lacoste	Woolworths Group Ltd
Kelly Moore Paint Company, Inc	Electrical Home-Aids Pty Limited (Godfrey's)	Lacrosse Footwear
ORBIS Corporation	Glen Raven, Inc.	Neatfreak
Petrobras Distribuidora S.A.	Husqvarna AB	Patagonia
Plastic Packaging Technologies, LLC	ICL, Inc.	PVH Corp.
Sonoco Products	Interlock USA, Inc.	Red Wing Shoe Company
Universal Fiber Systems	Johnson Controls	Renfro
Yazaki	Johnson Controls Hitachi AC Europe SAS	Rocky Brands, Inc.
	Le Creuset Group AG	Stichd B.V.

No client accounted for more than 10% of fiscal 2024 revenue. We typically experience a slight degree of seasonality, reflected in a slowing of services revenue during the summer and again in the winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector clients.

Competition
Our competitors are diverse and offer a variety of software and services targeted at various aspects of the supply chain, retail and general enterprise application markets. Our existing competitors include, but are not limited to:

•Large ERP application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated ERP software that currently, or may in the future, incorporate supply chain management, advanced planning and scheduling, collaboration or S&OP software components;
•Vendors focusing on the supply chain application software market, including, but not limited to, Blue Yonder, Kinaxis, o9 Solutions, and OM Partners;
•Other business application software vendors that may broaden or improve their product offerings by internally developing, acquiring or partnering with independent developers of supply chain management software and
•Internal development efforts by corporate information technology departments.
We also expect to face additional competition as other established and emerging companies enter the market for supply chain management software and/or introduce new products and technologies. In addition, current and potential competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with third parties.
The principal competitive factors in the target markets in which we compete include the depth of product functionality and quality, domain expertise, speed of implementation and value creation, integration technologies, product suite integration, breadth of products and related services such as client support, training and implementation. Other factors important to clients and prospects include:
•security of the cloud environment
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

Sales and Marketing
We sell our products globally through direct and indirect sales channels. We conduct our principal sales and marketing activities from our corporate headquarters in Atlanta, Georgia and have North American sales and/or support offices at several locations. We manage sales and/or support outside of North America from our international offices in Belgium, the United Kingdom, Germany, India and New Zealand.
In addition to our direct sales force, we have developed a network of VARs who assist in selling, implementing and supporting our products globally. We will continue to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. Currently located in North America, South America, Mexico, Europe, and the Asia/Pacific region, these independent distributors and resellers distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with contracts for our products. Our global distribution channel consists of 13 organizations with sales, implementation and support resources serving clients in approximately 80 countries.
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

Research and Development
Our success depends in part upon our ability to continue to recognize and meet client needs, anticipate opportunities created by changing technology, adapt our products to the changing expectations of our client community and keep pace with emerging industry standards. As a part of our ongoing commitment to these goals, we continue to focus on the people, processes and technology that help to achieve them. We are committed to partnering with our clients in co-development efforts to ensure our products map well to market needs from day one. We also continue to shorten release cycles to more rapidly respond to market opportunities. We leverage design thinking approaches to ensure that we understand not only the expressed needs of our clients, but also the lived realities of the people that use them to accomplish their supply chain goals each and every day.
We continue to leverage the opportunities presented by artificial intelligence, machine learning, advance analytics platforms, in-memory computing and alternative data management approaches as well as advancing research efforts in the application of blockchain and other technologies with promise in supply chain use cases. Our research and development efforts will continue to focus on deploying software within a complex global supply chain landscape. Our cloud-architected software designed for SaaS deployment with master data management built in will be increasingly important for our long-term growth. As of April 30, 2024, we deploy 151 persons in product research, development and enhancement activities.

Proprietary Rights
Our success and ability to compete are dependent in part upon our proprietary technology. To protect this proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality obligations and other contractual provisions. However, we also believe that factors such as the knowledge, ability and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. The source code for our proprietary software is protected as a trade secret and can be protected as a copyrighted work. Generally, copyrights expire 70 years after the life of the author. In addition, we have registered a number of trademarks in the U.S. and internationally and have applications pending for others. We enter into confidentiality or similar agreements with our employees, consultants and clients, control access to and distribution of our software, documentation and other proprietary information and deliver only object code (compiled source code) to our licensed clients. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our clients.

Human Capital Resources
As of April 30, 2024, we had 412 personnel, 81 of whom are full-time contractors, including 151 in product research, development and enhancement, 51 in client support, 95 in professional services, 73 in marketing, sales and sales support and 42 in accounting, facilities and administration. We have never had a work stoppage and no employees or contractors are represented under collective bargaining arrangements.
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
In the United States, the California Consumer Privacy Act (“CCPA”) requires us to offer certain specific data privacy rights to California residents. The amount of regulated data that we possess is small. Other states have adopted or are considering similar requirements that may be more stringent and/or expansive than federal requirements. Our privacy policies are compliant with the CCPA and other existing state laws.

Data Security
Information Security Management. Our Software Security Program is managed by our Manager of Information Security, who reports to the EVP of Information, Technology & Risk. We conduct vendor and internal risk assessments at least annually. Our Security Incident Response Team, consisting of personnel from Legal, Human Resources, Marketing and IT across our business units, is responsible for implementing our Incident Response Policy and Procedures, which includes processes for detection, analysis, containment, eradication and recovery.
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
The Company also uses an external auditor to conduct an annual Service and Organization Controls (SOC) 2 Type II audit that complies with the Statement on Standards for Attestation Engagements 18 (SSAE 18) promulgated by the American Institute of Certified Public Accountants (AICPA) ("SOC 2 Audit"). The SOC 2 Audit demonstrates that an independent accounting and auditing firm has reviewed and examined an organization’s control objectives and activities and tested those controls to ensure that they are operating effectively. The Company obtains a SOC 2 Audit annually. The SOC 2 Audit examines the suitability of the design and operating effectiveness of the Company’s controls to provide reasonable assurance that our service commitments and system requirements were achieved based on the applicable trust services criteria for security, availability, processing integrity and confidentiality.
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

Sustainability in Data Operations
Hosting. Sustainability is a critical factor when we evaluate potential hosting partners. We continue to expand our relationship with Microsoft, including increases in our Azure footprint for hosting client SaaS environments as well as many internal operations. Microsoft has been carbon neutral since 2012 and is committed to being carbon negative by 2030, with the commitment by 2050 to remove all the carbon it has directly emitted since its founding in 1975. Microsoft Azure has committed to focus on four key areas of environmental impact on local communities—carbon, water, waste and ecosystems:

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
Logility, Inc. is committed to operating a sustainable and responsible business. We believe that Environmental, Social and Governance is essential to our long-term success and we are committed to making a positive impact on the environment, society and our governance practices.

Social
Logility is committed to creating a positive social impact. We believe that our employees are our most important asset and we are committed to providing them with a safe and healthy workplace. We also support a number of community initiatives, including:
a.Donating to local charities
b.Volunteering our time to help others
c.Promoting diversity and inclusion

Governance
Logility is committed to good governance practices. We have a strong code of ethics and conduct and we are committed to transparency and accountability. We also have a number of policies in place to ensure that our business is conducted in a responsible manner.

Reclassification of our Class B Common Stock
On April 11, 2024, the Company announced a plan to reclassify the Company’s common stock to eliminate its Class B Common Stock, par value $0.10 per share (the “Class B Common Stock”), subject to shareholder approval (the “Reclassification”). In support of the Reclassification, the Company entered into a Reclassification Agreement, dated April 10, 2024 (the “Reclassification Agreement”), with James C. Edenfield, the beneficial owner of all of the issued and outstanding shares of the Class B Common Stock (referred to below as the “Class B Shareholder” or as Mr. Edenfield).

The Reclassification Agreement provides that, following the satisfaction of the conditions thereto, the Company will amend and restate its Amended and Restated Articles of Incorporation (the “Second Amended and Restated Articles”). Upon the Second Amended and Restated Articles being duly filed with the Secretary of State of the State of Georgia (the “Effective

Time”), among other things, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time will be reclassified, exchanged and converted into 1.2 shares of the Company’s Class A Common Stock, par value $0.10 per share (“Class A Common Stock”).

ITEM 1A.    RISK FACTORS

The following summarizes risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and stock price. You should read this summary together with the detailed description of each risk factor contained below.

OVERVIEW OF RISK FACTORS

a.A variety of factors may affect our future results and the market price of our stock
b.We cannot predict every event and circumstance that may affect our business and therefore the risks and uncertainties discussed below may not be the only ones you should consider.

RISK FACTORS RELATED TO THE RECLASSIFICATION

a.The Reclassification may not benefit us or our shareholders.
b.The Company will incur significant costs in connection with the Reclassification, which may be in excess of those anticipated by the Company.
c.The Class B Shareholder has the most significant voting power in the Company and has interests in the Reclassification that are different from, or in addition to, the interests of other shareholders.
d.Certain directors of the Company have interests in the Reclassification that are different from, or in addition to, the interests of other shareholders.
e.The Reclassification may divert the attention of the Company’s management team from its other responsibilities
f.Failure to consummate the Reclassification could adversely affect the price of the Class A Common Stock.
g.The market price of shares of Class A Common Stock will continue to fluctuate after the Reclassification.
h.The market price of shares of Class A Common Stock may decline in the future as a result of the sale of Class A Common Stock held by the former Class B Shareholder or current Class A Shareholders.

RISK FACTORS RELATED TO THE ECONOMY

a.Disruptions in the financial and credit markets, government policies regarding interest rates and inflation rates, international trade disputes, the effects of a pandemic or major public health concern such as the COVID-19 pandemic, the conflicts between Hamas and Israel and Russia and the Ukraine and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenue and operating results.
b.There may be an increase in client bankruptcies due to weak economic conditions.
c.We are subject to foreign exchange rate risk.

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
c.We are dependent upon the retail industry for a portion of our revenue. If these clients were to discontinue the use of our service or delay their implementation, our total revenue would be adversely affected.
d.We derive a significant portion of our services revenue from a small number of clients.
e.We may derive a significant portion of our revenue in any quarter from a limited number of large sales.
f.Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.
g.Services revenue carries lower gross margins than subscription and maintenance revenue and an overall increase in services revenue as a percentage of total revenue could have an adverse impact on our business.
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
m.Our business may require additional capital.
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
d.If we do not maintain software performance across accepted platforms and operating environments, our subscription and services revenue could be adversely affected.
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
i.We sometimes experience delays in product releases, which can adversely affect our business.
j.We may not receive significant revenue from our current research and development efforts for several years.
k.We have limited protection of our intellectual property and proprietary rights and may potentially infringe third-party intellectual property rights.
l.We may experience liability claims arising out of the sale of our software and provision of services.
m.Privacy and security concerns, including evolving government regulation in the area of data privacy, could adversely affect our business and operating results.
n.We collect, process, store, share, transmit, disclose, and use sensitive data. Our actual or perceived failure to protect such data, mitigate data loss, and/or prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.

o.We depend on third-party technology which could result in increased costs or delays in the production and improvement of our products if it should become unavailable or if it contains defects.
p.Any interruptions or delays in services from third parties or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
q.Any failure to offer high-quality client support for our cloud platform may adversely affect our relationships with our clients and harm our financial results.

RISK FACTORS RELATED TO OUR PERSONNEL

a.We are dependent upon key personnel and need to attract and retain highly qualified personnel.
b.We may need to restructure our sales and/or marketing organizations, which can be disruptive and delay new sales.
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
c.Our Amended and Restated Articles of Incorporation (the "Amended and Restated Articles of Incorporation") and Bylaws (the "Bylaws") and Georgia law may inhibit a takeover of our company.
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

RISK FACTORS RELATED TO THE RECLASSIFICATION

The Reclassification may not benefit us or our shareholders.

The long-term impacts of the Reclassification are still unknown, and the Reclassification may not result in an increase in shareholder value or improve the liquidity and marketability of our equity. If the Reclassification is not viewed favorably by members of the investment community, it may cause a decrease in the value of our Class A Common Stock and impair its liquidity and marketability. Furthermore, securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could cause a reduction in the market price and liquidity of shares of our Class A Common Stock.

The Company will incur significant costs in connection with the Reclassification, which may be in excess of those anticipated by the Company.

The Company has incurred and will continue to incur substantial non-recurring costs and expenses in connection with the negotiation and completion of the Reclassification. These costs and expenses include, among others, all filing and other fees paid in connection with the Reclassification, the Company’s financial and legal advisory and other professional fees incurred related to the Reclassification, which amount is expected to be approximately $750,000. These costs and expenses, as well as other unanticipated costs and expenses, could have an adverse effect on the financial condition and operating results of the Company.

The Class B Shareholder has the most significant voting power in the Company and has interests in the Reclassification that are different from, or in addition to, the interests of other shareholders.

As of June 24, 2024, the Class B Shareholder owned of record approximately 0.16% of the outstanding shares of Class A Common Stock,100% of the outstanding shares of Class B Common Stock and approximately 36.8% of the combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock when voting together as a single class. Assuming the Class B Common Stock owned by the Class B Shareholder is converted into Class A Common Stock pursuant to the terms of the Reclassification Agreement and the Second Amended and Restated Articles of Incorporation, and the Reclassification is completed, then 1,821,587 shares of Class B Common Stock held by the Class B Shareholder will be reclassified into 2,185,904, shares of Class A Common Stock. Immediately following the Reclassification, the 2,245,904 shares of Class A Common Stock held by the Class B Shareholder will represent approximately 6.5% voting interest in the Company (based on the number of shares of Class A Common Stock issued and outstanding as of June 24, 2024).

The Class B Shareholder is party to the Reclassification Agreement. Pursuant to the Reclassification Agreement, on the terms and subject to the conditions set forth therein, the Class B Shareholder has agreed to vote all of his shares of Class A Common Stock and Class B Common Stock owned of record in favor of the Reclassification Proposal and the other proposals in accordance with the Board of Directors’ recommendation and against, among other things, any action, agreement or transaction involving the Company or any of its subsidiaries that is intended, or would reasonably be expected, to prevent or materially impair or materially delay the consummation of the Reclassification.

As a result of his significant voting power and rights under the Reclassification Agreement, the Class B Shareholder has interests in the Reclassification that are different from, or in addition to, the interests of certain other shareholders. The independent members of the Board were aware of and considered these interests, among other matters, in evaluating and negotiating the Reclassification Agreement and in determining to unanimously recommend that the Board approve the Second Amended and Restated Articles of Incorporation and the Reclassification Agreement and declare that the Second Amended and Restated Articles of Incorporation and the Reclassification Agreement are advisable, fair to and in the best interests of the Company and the Unaffiliated Common Shareholders (as such term is defined in the Reclassification Agreement). Further, the members of the Board were aware of and considered these interests, among other matters, when the Board authorized, approved and declared advisable and in the best interests of the Company and its shareholders, the terms of the Reclassification Agreement, the Second Amended and Restated Articles of Incorporation and the Reclassification.

Certain directors of the Company have interests in the Reclassification that are different from, or in addition to, the interests of other shareholders.

Certain members of the Company’s Board have interests in the Reclassification that are different from, or in addition to, the interests of holders of Class A Common Stock and/or Class B Common Stock, including that the Class B Shareholder appointed a majority of the Company’s Directors.

The independent members of the Board were aware of and considered these interests, among other matters, in evaluating and negotiating the Reclassification Agreement and in determining to unanimously recommend that the Board approve the Second Amended and Restated Articles of Incorporation and the Reclassification Agreement and declare that the Second Amended and Restated Articles of Incorporation and the Reclassification Agreement are advisable, fair to and in the best interests of the Company and the Unaffiliated Common Shareholders. Further, the members of the Board were aware of and considered these interests, among other matters, when the Board authorized, approved and declared advisable and in the best interests of the Company and its shareholders, the terms of the Reclassification Agreement, the Second Amended and Restated Articles of Incorporation and the Reclassification.

The Reclassification may divert the attention of the Company’s management team from its other responsibilities.

The Reclassification could cause the Company’s management team to focus its time and energies on matters related to the consummation of the Reclassification, including any potential litigation or other proceedings, which would otherwise be directed to the business and operations of the Company. Any such diversion on the part of management, if significant, could affect the Company’s ability to operate its business and/or execute its strategy and adversely affect the business and results of operations of the Company. Furthermore, the cost to the Company of defending any litigation or other proceeding relating to the Reclassification could be substantial.

Failure to consummate the Reclassification could adversely affect the price of the Class A Common Stock.

Under the terms of the Reclassification Agreement, the Company and the Class B Shareholder’s obligation to consummate the Reclassification is subject to customary conditions. The Company cannot be certain that these conditions will be satisfied. If the Reclassification Agreement is terminated for failure to satisfy a condition precedent or for any other reason, the Company and/or the Class B Shareholder may determine to not pursue a reclassification.

If the Reclassification is not completed, the Company’s businesses and financial results may be adversely affected, including as follows:

athe Company may experience negative reactions from the financial markets, including negative impacts on the market price of shares of Class A Common Stock; and
bthe Company will have expended substantial time and resources that could otherwise have been spent on the Company’s existing businesses and the pursuit of other opportunities that could have been beneficial to the Company.

The market price of shares of Class A Common Stock will continue to fluctuate after the Reclassification.

If the Reclassification is completed, holders of Class B Common Stock will become holders of shares of Class A Common Stock. The market price of shares of Class A Common Stock may fluctuate significantly following completion of the Reclassification and holders of our Common Stock could lose some or all of the value of their investment. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which, if they continue to occur, could have a significant adverse effect on the market for, or liquidity of, the shares of Class A Common Stock, regardless of the Company’s actual operating performance.

The market price of shares of Class A Common Stock may decline in the future as a result of the sale of Class A Common Stock held by the former Class B Shareholder or current Class A Shareholders.

Based on the number of shares of Class B Common Stock issued and outstanding as of June 24, 2024 and assuming no adjustment to the consideration contemplated as being paid to the Class B Shareholder pursuant to the terms of the Reclassification Agreement and the Second Amended and Restated Articles of Incorporation, the Company expects 1,821,587 shares of Class B Common Stock will be reclassified into 2,185,904 shares of Class A Common Stock in connection with the Reclassification. Following the Reclassification, the former Class B Shareholder may (subject to such limitations as are imposed on the Class B Shareholder pursuant to the Reclassification Agreement) seek to sell the shares of Class A Common Stock into which his shares of Class B Common Stock were reclassified, as well as shares of Class A Common Stock held by such holders before the Reclassification. Other shareholders may also seek to sell the shares of Class A Common Stock held by them following, or in anticipation of, completion of the Reclassification. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Class A Common Stock relative to shares of Class A Common Stock outstanding may affect the market for, and the market price of, Class A Common Stock in an adverse manner.

RISK FACTORS RELATED TO THE ECONOMY

Disruptions in the financial and credit markets, government policies regarding interest rates and inflation rates, international trade disputes, the effects of a pandemic or major public health concern such as the COVID-19 pandemic, the conflicts between Hamas and Israel and Russia and the Ukraine and other external influences in the U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenue and operating results.

Our revenue and profitability depend on the overall demand for our software, professional services and maintenance services. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services; poor liquidity; reduced corporate profitability; volatility in credit equity and foreign exchange markets; equity and foreign exchange markets; bankruptcies; pandemics such as Covid-19; and overall economic uncertainty.

Concerns about the systemic impact of a global recession, increasing energy costs, public health issues that could arise in connection with a future pandemic, geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology spending and adversely affect the purchasing decisions of current or potential clients. For example, financial and credit markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, remains uncertain. Furthermore, weakness in European economies may adversely affect demand for our products and services, both directly and by affecting U.S. clients that rely heavily on European sales. Separately, in October 2023, an armed conflict began in Israel and the Gaza Strip, which has also involved hostilities in surrounding countries. It is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. There can be no assurance that government responses to these factors will sufficiently restore confidence, stabilize markets or increase liquidity and the availability of credit.

We are a technology company selling technology-based software with total pricing, including software and services, in many cases exceeding $400,000. Reductions in the capital budgets of our clients and prospective clients could have an adverse impact on our ability to sell our software. These economic, trade and public health and political conditions may reduce the willingness or ability of our clients and prospective clients to commit funds to purchase our products and services or renew existing post-contract support agreements, or their ability to pay for our products and services after purchase. Future declines in demand for our products or services, or a broadening or protracted extension of these conditions, would have a significant negative impact on our revenue and operating results.

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

We directly compete with other supply chain software vendors, including SAP SE, Oracle Corporation, Blue Yonder, o9 Solutions, Kinaxis, Inc., OM Partners and others. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The software market has experienced significant consolidation, including numerous mergers and acquisitions. It is difficult to estimate what long-term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage clients to purchase non-retail applications and gain market share, also have offered at no charge certain retail software applications that compete with our software. If competitors such as Oracle and SAP SE and other large private companies are willing to offer their retail and/ or other applications at no charge, this may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that historically have not offered an enterprise solution set to the supply chain market. We cannot guarantee that we will be able to compete successfully for clients against our current or future competitors, or that such competition will not have a material adverse effect on our business, operating results and financial condition.

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

a.Internet (on demand) software vendors;
b.single-industry software vendors;
c.enterprise resource optimization software vendors;
d.human resource management software vendors;
e.financial management software vendors;
f.merchandising software vendors;
g.services automation software vendors; and
h.outsourced services providers.

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

We believe that our future growth will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. We intend to continue to increase the proportion of clients served through these indirect channels, so we are currently investing and plan to continue to invest, significant resources to develop them. This investment could adversely affect our operating results if these efforts do not generate sufficient subscription and service revenue to offset our investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will likely reduce our consulting service revenue, as third- party systems integrators generally provide these services. As indirect sales increase, our direct contact with our client base will decrease and we may have more difficulty accurately forecasting sales, evaluating client satisfaction and recognizing emerging client requirements. In addition, these systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Marketing our products directly to clients and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent that different systems integrators target the same clients, systems integrators also may come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

Historically, we have derived a significant percentage of our revenue from the sale of software products and collaborative applications that address vertical market opportunities with manufacturers and wholesalers that supply retail clients. The success of our clients is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the acquisition of certain of our software products involves a large expenditure for implementation, integration and change management or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our clients’ industries.

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

We may derive a significant portion of our revenue in any quarter from a limited number of large sales.

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

Because fees for our software products and the associated services to implement them are substantial and the decision to purchase our products typically involves members of our clients’ senior management who assess the cost, staffing requirements, risks and return-on-investment, the sales process for our software is lengthy. Furthermore, our existing and prospective clients routinely require education regarding the use and benefits of our products, which may lead to delays in receiving clients’ orders. Accordingly, the timing of our revenue is difficult to predict and the delay of an order could cause our quarterly revenue to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting client purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen further, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenue and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenue from sales of our products because our existing and prospective clients often take significant time evaluating our products before purchasing them. The period between initial client contact and a purchase by a client could be nine months or longer. During the evaluation period, prospective clients may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

a.reduced demand for enterprise software;
b.introduction of products by our competitors;
c.lower prices offered by our competitors;
d.changes in budgets and purchasing priorities;
e.increased time to obtain purchasing approval;
f.changes in the economic or geo-political conditions; and
g.reduced need to upgrade existing systems.

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

a.perceptions of our ability to add value through our implementation services;
b.complexity of services performed;
c.scope and volume of work in our implementation services backlog;
d.competition;
e.pricing policies of our competitors and of systems integrators;
f.use of globally sourced, lower-cost service delivery capabilities within our industry; and
g.economic, political and market conditions.

We are subject to risks related to renewal of maintenance contracts.

Upon the purchase of a software license in prior years, our clients entered into a maintenance contracts with a typical term of one to three years. If clients elect not to renew their maintenance contracts after this initial maintenance period, our maintenance revenue and total revenue would be adversely affected.

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

a.risk that an acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;
b.difficulty of assimilating the operations and retaining and motivating personnel of an acquired company;
c.risk that we may not be able to integrate acquired technologies or products with our current products and technologies;
d.potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;
e.inability of management to maximize our financial and strategic position through the successful integration of an acquired company;
f.adverse impact on our annual effective tax rate;
g.dilution of existing equity holders caused by capital stock issuance to the shareholders of an acquired company or stock option grants to retain employees of an acquired company;
h.difficulty in maintaining controls, procedures and policies;
i.potential adverse impact on our relationships with partner companies or third-party providers of technology or products;
j.impairment of relationships with employees and clients;

k.potential assumption of liabilities of the acquired company;
l.significant exit or impairment charges if products acquired in business combinations are unsuccessful; and
m.issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

As a multinational organization, we may be subject to taxation in various jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. Countries, trading regions and local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and value-added tax ("VAT") in several jurisdictions. However, it is possible that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional tax amounts from our paying clients and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. Further, one or more state or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.

Our business may require additional capital.

We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be influenced by many factors, including:

a.demand for our products;
b.timing and extent of our acquisition and/or investment in new technology and products;
c.timing and extent of our acquisition of other companies;
d.level and timing of revenue;
e.expenses of sales, marketing and new product development;
f.cost of facilities to accommodate a growing workforce;
g.extent to which competitors are successful in developing new products and increasing their market shares; and
h.costs involved in maintaining and enforcing intellectual property rights.

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

a.failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;
b.failure to properly comply with U.S. laws and regulations relating to the export of our products and services;
c.compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;
d.difficulties in managing foreign operations and appropriate levels of staffing;
e.longer collection cycles;
f.tariffs and other trade barriers, including the economic burden and uncertainty placed on our clients by the imposition and threatened imposition of tariffs by the U.S., China and other countries;
g.seasonal reductions in business activities, particularly throughout Europe;
h.reduced protection for intellectual property rights in some countries;
i.proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;
j.anti-American sentiment due to conflicts in the Middle East and elsewhere and U.S. policies that may be unpopular in certain countries;
k.localized spread of infection resulting from a global pandemic such as COVID-19 pandemic, including any economic downturns and other adverse impacts;
l.political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;
m.difficulties in enforcing agreements through foreign legal systems;
n.fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency, including any fluctuations caused by uncertainties related to the Hamas-Israel and Russia-Ukraine conflicts;
o.changes in general economic, health and political conditions in countries where we operate;
p.potential labor strikes, lockouts, work slowdowns and work stoppages; and
q.restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

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

Our clients may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to a loss of subscription and maintenance revenue and future business from clients that continue to operate prior versions of our products or choose to no longer use our products.

We may be unable to retain or attract clients if we do not develop new products and enhance our current products in response to technological changes and competing products.

Over time, as part of our efforts to provide products and services that take advantage of emerging technologies and either lead the marketplace or stay competitive, we have migrated our products and services from on premise installed software at client locations to web- based software-as-a-service environments. In addition, we have adapted our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we fail to:

a.maintain and enhance our technological capabilities to correspond to these emerging environments and standards;
b.develop and market products and services that meet changing client needs; or
c.anticipate or respond to technological changes on a cost-effective and timely basis.

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

Our core products face competition from new or modified technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and adapt our software products to operate on and comply with evolving industry standards for, various hardware and software platforms and security standards. In addition, conflicting new technologies present us with difficult choices about which new technologies to adopt. If we fail to anticipate the most popular platforms, fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

If we do not maintain software performance across accepted platforms and operating environments, our subscription and services revenue could be adversely affected.

We continuously evaluate new technologies and implement advanced technology into our products. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer. Market acceptance of new platforms, operating environments or hosting platforms may require us to undergo the expense of developing and maintaining compatible product lines. There may be future or existing relational database platforms that achieve popularity in the marketplace that may or may not be architecturally compatible with our software product design. Moreover, future or existing user interfaces may or may not be architecturally compatible with our software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

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

a.continue to enhance and expand our core applications;
b.continue to sell our products;
c.adhere to evolving security standards;
d.continue to successfully integrate third-party products;
e.enter new markets and achieve market acceptance; and
f.develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated client requirements and achieve market acceptance.

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

a.vendor hardware platforms;
b.operating systems and updated versions;
c.application software products and updated versions; and
d.database management system platforms and updated versions.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; protective contractual provisions (such as those contained in our agreements with consultants, vendors, partners and clients); and other measures to protect this information. Existing copyright and trade secret laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

a.knowledge, ability and experience of our employees;
b.frequent software product enhancements;
c.client education; and

d.timeliness and quality of support services.

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

Governments in many jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. Although we do not directly host or process consumer data, our clients may request that we utilize corporate data about their employees to use our software, such as using a corporate email address to sign-in to our software. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data could increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. In the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA was passed in November 2020 and took effect on January 1, 2023, with a “lookback” period to January 1, 2022. This legislation broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. A number of other states have since then have also passed data privacy laws.

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

We collect, process, store, share, transmit, disclose and use sensitive data. Our actual or perceived failure to protect such data, mitigate data loss, and/or prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.

Maintaining the security of computers and computer networks is an issue of critical importance for our clients. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information have become an industry-wide phenomenon that affects computers and networks across all platforms. We collect, process, store, share, transmit, disclose, and use sensitive data provided by clients, employees, and, to a limited degree, vendors, including personal information to support our business operations. We also share this information with third parties, including third-party service providers in a manner designed to be secure. However, third parties and potentially our employees could violate applicable laws and our information security policies, which could put the sensitive data we store at risk, such as if we or a third party were a victim of a cybersecurity incident, as an example. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources depending upon, for example, changes in the dynamic cybersecurity landscape, expected growth of our company, new or changing business ventures or practices, use of new or changing technologies, and/or in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of data that is provided to us by clients, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation, regulatory scrutiny, and possible liability, any of which could adversely affect our business and operating results. Defending such a data breach lawsuit brought by a client or others or responding to a regulatory inquiry, regardless of its merits, could entail substantial expense and require the time and attention of key management. In addition, actual or perceived cybersecurity vulnerabilities could lead some clients to seek to reduce or delay future purchases or to purchase competitors’ products. Clients may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by clients and the cost of addressing such security problems may have a material adverse effect on our business.

Cybersecurity has become a high priority for legislators and regulators around the world, and some jurisdictions have enacted laws setting forth cybersecurity compliance standards and/or requiring companies to notify certain parties of data security breaches involving certain types of personal data. For example, the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are also subject to contractual requirements that govern the sensitive data from others in our possession. They may be costly to comply with, and may conflict with other contractual obligations, laws, regulations, or rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, obligations, or our practices. Although our agreements with our clients contain provisions designed to limit our exposure as a result of the situations listed above, such provisions may not be effective. Existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions could affect their enforceability. Finally, our increased use of AI technology and certain tools to improve internal work efficiencies, may result in cybersecurity and data privacy risk. This includes AI tools and programs offered by and/or used by new or existing vendors.

Any failure or perceived failure by us to comply with our cybersecurity-related obligations to clients, employees, or other third parties, or our other cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive data, which may include client or employee data, may result in governmental enforcement actions, litigation, provision of required notifications to clients, regulators, or other authorities, and could cause clients, employees, vendors, to lose trust in us, which could have an adverse effect on our business. If our employees, vendors or other parties that we work with violate applicable laws, contractual assurances with us, or our policies, such violations may also put the sensitive data we store at risk and could in turn harm our reputation, business, and operating results.

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

Any failure to offer high-quality client support for our cloud platform may adversely affect our relationships with our clients and harm our financial results.

Once our software is implemented, our clients use our support organization to resolve technical issues relating to our software. In addition, we also believe that our success in selling our software and services is highly dependent on our business reputation and on favorable recommendations from our existing clients. Any failure to maintain high-quality client support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing clients or sell our solutions to existing and prospective clients and harm our business, operating results and financial condition.

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

The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our client service. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. The enforceability of non-compete agreements is currently in question at the federal level in the United States and non-compete agreements are not enforceable in certain states, but if our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further shrink, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our shareholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

We may need to restructure our sales and/or marketing organizations, which can be disruptive and delay new sales.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and in some instances develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

As of June 24, 2024, James C. Edenfield, our former Executive Chairman, Treasurer and Director of the Company, beneficially owned 1,821,587 shares, or 100%, of our Class B common stock and 60,000 shares, or 0.18%, of our Class A common stock. If all of Mr. Edenfield’s Class B shares were converted into Class A shares, Mr. Edenfield would beneficially own 1,881,587 Class A shares, which would represent approximately 5.98% of all outstanding Class A shares after giving effect to such conversion. As a result of Mr. Edenfield’s ownership of Class B common stock, he has the right to elect a majority of our Board of Directors. Such control and concentration of ownership may discourage a potential acquirer from making a purchase offer that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock.

Our Amended Articles of Incorporation and Bylaws and Georgia law may inhibit a takeover of our company.

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

a.we complete a significant portion of our client agreements within the last few weeks of each quarter; if an agreement includes cloud services that are performed over the term of the contract, this requires all revenue to be spread over the term of the contract;
b.our sales cycle for products and services, including multiple levels of authorization required by some clients, is relatively long and variable because of the complex and mission-critical nature of our products;
c.the demand for our products and services can vary significantly;
d.the size of our transactions can vary significantly;

e.the possibility of adverse global political or public health conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce client demand and contracting activity;
f.clients may unexpectedly postpone or cancel anticipated system replacement or new system evaluation and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;
g.client evaluation and purchasing processes vary from company to company and a client’s internal approval and expenditure authorization process can be difficult and time-consuming, even after selection of a vendor; and
h.the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

Variances or slowdowns in our contracting activity in prior quarters may affect current and future consulting, training and maintenance revenue, since these types of revenue typically follow license or subscription fee revenue. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our client agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenue. Because most of our expenses, including employee compensation and rent, are relatively fixed in the near term, if our actual revenue falls below projections in any particular quarter, our business, operating results and financial condition could be materially and adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful. Therefore, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.

Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has been in the past and in the future may be subject to wide fluctuations in response to factors such as the following:

a.general market conditions including an economic recession;
b.revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;
c.client order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the client, management changes, corporate reorganizations or otherwise;
d.reduced investor confidence in equity markets, due in part to corporate collapses in recent years;
e.speculation in the press or analyst community;
f.wide fluctuations in stock prices, particularly in relation to the stock prices for other technology companies;
g.announcements of technological innovations by us or our competitors;
h.new products or the acquisition or loss of significant clients by us or our competitors;
i.developments with respect to our proprietary rights or those of our competitors;
j.changes in interest rates and inflation rates;
k.changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;
l.changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;
m.changes in management;
n.sales of common stock by our controlling shareholder, directors and executive officers;
o.rumors or dissemination of false or misleading information, particularly through the Internet (e.g. social media) and other rapid-dissemination methods;
p.conditions and trends in the software industry generally;
q.the announcement of acquisitions or other significant transactions by us or our competitors;
r.adoption of new accounting standards affecting the software industry;
s.domestic or international terrorism, global or regional conflicts including the Hamas-Israel and Russia-Ukraine conflicts, major public health concern including the COVID-19 pandemic and other significant external factors; and
t.other factors described in these “Risk Factors.”

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

On May 30, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend will be payable on August 30, 2024 to Class A and Class B shareholders of record at the close of business on August 16, 2024. We currently expect to declare and pay cash dividends at this level on a quarterly basis in the future. However, our dividend policy may be affected by, among other things, our views on business conditions, financial position, earnings, earnings outlook, capital spending plans and other factors that our Board of Directors considers relevant at that time. Our dividend policy has changed in the past and may change from time to time and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A change in our dividend policy could have a negative effect on the market price of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. As of June 24, 2024, if all of our outstanding Class B common shares were converted into Class A common shares, our current directors and executive officers of the Company as a group would beneficially own approximately 11.69% of all outstanding Class A common shares after giving effect to such conversion. Sales of substantial amounts of our common stock in the public market by these persons, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy
Description of Company’s processes for assessing, identifying and managing cybersecurity risks
The Company takes an integrated, holistic approach to managing risks that pose a significant threat to the Company’s business, which includes, but is not limited to its personnel, assets and revenue, as well as those of its clients and vendors. Those assets include systems, networks and data of our clients and our Company, as well as our employees, our application software, our confidential information and other forms of our intellectual property, among other examples. Cybersecurity threats are an important, but not all-inclusive, risk to the Company’s business.
The Company’s Enterprise Risk Committee provides high-level guidance and direction regarding the assessment, identification and management of cybersecurity risks. Key members of the Enterprise Risk Committee, such as our Chief Executive Officer, Chief Financial Officer and General Counsel, participate in all or substantially all of the meetings of the Committee and make decisions to address cybersecurity and non-cybersecurity risks across the enterprise on a prioritized basis. The Committee meets regularly, usually on a quarterly basis, to reassess the risks facing the Company, as cybersecurity and other risks change from time to time, both in their nature and potential impact to the Company. The Company identifies cybersecurity risks through a layered system of automated and human-staffed monitoring systems and controls, as well as through guidance from internal and external subject matter experts. Potential cybersecurity incidents are subsequently assessed through both automated and human-staffed systems and controls that prioritize event review based on their likelihood or probability of occurrence, together with their potential harm or impact.

Beyond identification and assessment, the Company uses automated and human-staffed monitoring and other systems to respond to and otherwise manage cybersecurity threats and potential cybersecurity incidents. The Company has developed and implemented practices and policies that will guide the Company through responding to actual and suspected cybersecurity incidents.
Training the Company’s personnel is a vital part of how the Company manages cybersecurity threat risks. Effective training can both prevent cybersecurity incidents from occurring and can also enable the Company to rapidly and effectively respond to an actual cybersecurity incident through fast reporting. Company personnel are required to participate in new hire, annual and monthly training. In regular town hall meetings, a member of our information security team speaks to the entire Company, focusing Company personnel’s attention on a specific risk or scenario in real-time, with the opportunity for Company personnel to ask questions. In addition, on an on going-basis, the Company’s information security team has and will test Company personnel to see how they respond to phish emails or similar communications that originate from the Company.
Integration into the Company’s overall risk management system or processes
To take a holistic perspective on risk, the Company’s processes regarding identification, assessment and management of cybersecurity risks are integrated into the Company’s overall risk management system and processes. As a result, as examples, the Company’s insurance programs, standard and negotiated contract terms with clients and vendors, operational processes, other procedures, and communication protocols in the event of a crisis take into account both cybersecurity threat and non-cybersecurity threat risks, with differentiation based on the nature of the risk.
Engagement of assessors, consultants, auditors, or other such processes by the Company
The Company engages outside consultants to conduct vulnerability scans and penetration tests to help the Company find and then mitigate cybersecurity threats. As noted above in Item 1 Business under the sub-heading Data Security, the Company also uses an external auditor to conduct an annual SOC 2 Audit.
Processes to oversee and identify such cybersecurity threat risks associated with third party service providers
The Company performs risk assessments on critical third party service providers, software and other tools used in the Company’s operations that may have the potential to create material cybersecurity threats to our business.
Cybersecurity Risk & Material Effects on the Company
The Company does not believe that any risks from past cybersecurity incidents have materially affected the Company or are reasonably likely to materially affect the Company. As to ongoing risks from cybersecurity threats, see Item 1A, ”Risk Factors.”

Governance
The Board’s oversight of risks from cybersecurity threats
The full Board of Directors receives a report from the Company’s Enterprise Risk Committee in connection with each of their quarterly, regularly scheduled meetings. Twice a year, an executive employee member of the Committee presents during those Board meetings, with the opportunity for the Board to ask questions and engage in discussions regarding risks and cybersecurity threats, and the Company’s plans and efforts to address them. The materials presented to the Board may include, among other topics, updates and information regarding risk controls and related initiatives, cybersecurity monitoring data, cybersecurity threats and related risks, our SOC 2 Audit, and cybersecurity insurance. Our Chief Executive Officer, our Chief Financial Officer, and our General Counsel, who are members of our Enterprise Risk Committee, regularly attend Board meetings and are available to liaise between the Board and the rest of the Enterprise Risk Committee, should the Board have additional questions or concerns that need to be addressed.
Management’s role in assessing and managing material risks from cybersecurity threats
The Company’s Enterprise Risk Committee, described above, includes our Chief Executive Officer, Chief Financial Officer, General Counsel and our Chief Technology Officer. Depending on the nature of the risk at issue, other managers and employees of the Company may participate in the work of the Enterprise Risk Committee. As to cybersecurity threat risks, the following individuals play a role:
•Chief Financial Officer and Executive Vice President Information, Technology & Risk – The Company’s information security and information technology team reports to our Chief Financial Officer (“CFO”). For example, our EVP Information, Technology & Risk reports to our CFO (“EVP, IT & Risk”). Our Chief Financial Officer and EVP, IT & Risk have familiarity with cybersecurity matters, appropriate for their position. Our EVP, IT & Risk is a member of our Enterprise Risk Committee as to cybersecurity threat risks and also participates in Board discussions regarding those risks.
•Manager, Information Security – Our Manager, Information Security identifies, assesses and manages our day to day cybersecurity threats and related risks on a daily basis. He reports to the EVP, IT & Risk and is a member of our Enterprise Risk Committee as to cybersecurity threat risks and has eight years of experience as an information security professional.
•General Counsel – Our General Counsel has experience advising on cybersecurity-related matters, including cybersecurity incidents, cybersecurity risk program design and execution. He is also experienced in other related cybersecurity risk management practices, such as engaging with outside advisors and risk managers, among other examples.
How the Enterprise Risk Committee is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents
The Enterprise Risk Committee meets on a regular basis at least quarterly to review and assess the Company’s cybersecurity threat risk and other risk posture, new controls and initiatives to prevent or mitigate cybersecurity threat risks and potentially evaluate relevant Company policies. Where appropriate, other managers and personnel participate in Committee meetings. Members of the Committee inform the Board, as noted above.

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

Each of our two segments makes use of the property at 470 East Paces Ferry Road and our SCM segment occupies office space that we lease in Belgium, the United Kingdom, Germany, India and New Zealand.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market
Our Class A common shares are listed on the NASDAQ Global Select Market under the symbol “AMSWA”. As of June 24, 2024, there were approximately 11,904 holders of Class A common shares who held their stock either individually or in nominee or “street” names through various brokerage firms and one holder of Class B common shares.
Equity Compensation Plans
The following table discloses information regarding the Company’s equity compensation plans as of April 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,402,404	$15.71	$248,930
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

Stock Price Performance Graph
The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the NASDAQ Stock Market – US Companies ("NASDAQ Composite Index") and a peer group index on a quarterly basis. The graph reflects the investment of $100 on April 30, 2019 in the Company’s stock, the NASDAQ Composite Index and the NASDAQ Computer Index, a published industry peer group index. The NASDAQ Computer Index consists of approximately 451 NASDAQ-listed companies, including computer hardware and software companies that furnish computer programming and data processing services and firms that produce computers, office equipment and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2024.

	FY 2019	FY 2020	FY 2021	FY 2022	FY 2023	FY 2024
American Software(a)	$100	$131	$169	$142	$102	$91
NASDAQ Composite	100	110	172	152	151	197
NASDAQ Computer Index	100	120	196	191	199	290
_______________
(a)This series includes dividends paid over the disclosed period.
Purchases of Equity Securities by the Company
Issuer Purchases of Equity Securities*
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. Under this repurchase plan, through April 30, 2024, we completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had a $10.2 million impact on fiscal 2024. As of April 30, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
The following table presents information related to repurchases of common stock the Company made during the quarter ended April 30, 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2024 through February 28, 2024	—	$—	—	—
March 1, 2024 through March 31, 2024	—	$—	—	—
April 1, 2024 through April 31, 2024	—	$—	—	—
Total Fiscal 2024 Forth Quarter	—
_____________

*Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

The following table summarizes repurchases of our stock in the year ended April 30, 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2023 through July 31, 2023	—	$—	—	946,632
August 1, 2023 through October 31, 2023	430,576	$11.33	—	516,056
November 1, 2023 through January 31, 2024	516,056	$10.62	—	—
February 1, 2024 through April 30, 2024	—	$—	—	—
Total Fiscal 2024	946,632
_____________
*Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

Transfer Agent
Broadridge Shareholder Services
c/o Broadridge Corporate Issuer Solutions
1155 Long Island Avenue
Edgewood, NY 11717-8309
Toll-Free: 1-877-830-4936
(Intl): 1-720-378-5591
https://shareholder.broadridge.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers
The following firms make a market in the Class A common shares of American Software, Inc.

American Stock Exchange	Stifel Nicolaus & Co.
Archipelago Stock Exchange	StoneX Financial Inc.
B. Riley Securities, Inc.	Summit Securities Group LLC
Barclays Capital Inc./Le	Truist Capital Markets Inc
BofA Securities, Inc.	Susquehanna Financial Group
Canaccord Genuity, Inc.	Susquehanna Securities
Cboe Trading, Inc.	Two Sigma Securities LLC
Chicago Stock Exchange	UBS Securities LLC
Citadel Securities LLC	Virtu Americas LLC
Cowen and Company LLC	Wall Street Investor Services
Direct Edge ECN LLC	Wells Fargo Advisors LLC
G1 Execution Services LLC	William Blair
Goldman Sachs & Co. LLC
GTS Securities LLC
IEX Services
IMC Financial Markets
Keybanc Capital Markets, Inc.
Latour Trading LLC
Maxim Group LLC
MEMX Execution Services LLC
MIAX Pearl
Morgan Stanley & Co. LLC
Nasdaq Execution Services LLC
Nasdaq OMX PHLX LLC
New York Stock Exchange
Raymond, James & Associates
RBC Capital Markets LLC
Robert W. Baird & Co Inc
SG Americas Securities LLC

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have based the following discussions and analysis of financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Note 1 to the Consolidated Financial Statements for the fiscal year ended April 30, 2024, describes the significant accounting policies that we have used in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/collectability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.
We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. The most critical judgments required in applying Accounting Standards Codification ("ASC") 606, Revenue Recognition from Customers ("Topic 606") and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price (“SSP”) for each performance obligation.

Some of our contracts with clients contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the value of our arrangements, length of term, client demographics and the numbers and types of users within our arrangements.

While changes in assumptions or judgments or changes to the elements of the arrangement could cause an increase or decrease in the amount of revenue that we report in a particular period, these changes have not historically been significant because our recurring revenue is primarily subscription and support revenue.

RESULTS OF OPERATIONS
The following table sets forth certain revenue and expense items as a percentage of total revenue for the three years ended April 30, 2024, 2023 and 2022 and the percentage increases or decreases in those items for the years ended April 30, 2024 and 2023:

	Percentage of Total Revenue			Pct. Change in Dollars	Pct. Change in Dollars
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue:
Subscription fees	54%	47%	40%	10%	20%
License fees	1%	2%	5%	(65)%	(49)%
Professional services and other	14%	19%	21%	(28)%	(9)%
Maintenance	31%	32%	34%	(9)%	(6)%
Total revenue	100%	100	100	(5)	2
Cost of revenue:
Subscription fees	18%	15%	13%	15%	18%
License fees	—%	1%	1%	(69)%	(36)%
Professional services and other	11%	13%	13%	(19)%	2%
Maintenance	6%	6%	7%	(2)%	(8)%
Total cost of revenue	35%	35%	34%	(75)%	(24)%
Gross margin	65%	65%	66%	(7)%	24%
Research and development	17%	16%	17%	(1)%	1%
Sales and marketing	21%	19%	19%	5%	(2)%
General and administrative	22%	21%	20%	(2)%	9%
Amortization of acquisition-related intangibles	1%	—%	—%	412%	—%
Total operating expenses	61%	56%	56%	2%	3%
Operating income	4%	9%	4%	(58)%	(14)%
Other income:
Interest income	4%	2%	—%	78%	450%
Other, net	4%	—%	—%	1865%	(93)%
Earnings from continuing operations before income taxes	12%	11%	4%	(5)%	—%
Income tax expense	2%	2%	1%	(16)%	298%
Net earnings from continuing operations	10%	9%	3%	(3)%	(15)%
Gain on disposal of discontinued operations	2%	—%	—%	—%	—%
Earnings from operations of discontinued operations	—%	1%	2%	(54)%	(66)%
Income tax expense of discontinued operations	1%	—%	—%	—%	—%
Earnings from discontinued operations, net of taxes	2%	1%	2%	413%	(71)%
Net earnings	11%	10%	5%	411%	(86)%
Economic Overview and Significant Trends in Our Business

Global macro-economic trends, technology spending and supply chain management market growth are important barometers for our business. In fiscal 2024, approximately 79% of our total revenue was generated in the United States, 11% was in the Europe, Middle East and Africa ("EMEA") and the remaining balance in Asia Pacific ("APAC"), Canada and Latin America. Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that nearly 79% of every supply chain solutions dollar invested is spent in North America and Western Europe, consequently, the health of those economies have a meaningful impact on our financial results.

In April 2024, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for the 2024 world economic growth forecast. The update noted that, “The baseline forecast is for the world economy to continue growing at 3.2 percent during 2024 and 2025, at the same pace as in 2023. A slight acceleration for advanced economies—where growth is expected to rise from 1.6 percent in 2023 to 1.7 percent in 2024 and 1.8 percent in 2025—will be offset by a modest slowdown in emerging market and developing economies from 4.3 percent in 2023 to 4.2 percent in both 2024 and 2025. The forecast for global growth five years from now—at 3.1 percent—is at its lowest in decades. Global inflation is forecast to decline steadily, from 6.8 percent in 2023 to 5.9 percent in 2024 and 4.5 percent in 2025, with advanced economies returning to their inflation targets sooner than emerging market and developing economies. Core inflation is generally projected to decline more gradually.

For fiscal 2025, we believe that the mission critical nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the United States and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
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
Market Conditions by Operating Segment
We operate and manage our business in two segments based on software and services provided in two key product markets: (1) SCM, which provides collaborative supply chain software and services to streamline and optimize the production, distribution and management of products between trading partners; and (2) Other, which consists of (i) American Software ERP, a provider of purchasing and materials management, client order processing, financial, human resources and manufacturing software and services and (ii) unallocated corporate overhead expenses.

Our SCM segment experienced a 5% decrease in revenue during fiscal 2024 when compared to fiscal 2023, primarily due to a 67% decrease in license fees, a 29% decrease in professional services and other revenue, a 10% decrease in maintenance revenue, partially offset by a 10% increase in subscription fees revenue.
The Other segment revenue remained relatively flat in fiscal 2024 when compared to fiscal 2023, primarily due to a 7% decrease in professional services and other revenue, partially offset by a 188% increase in license fees and a 2% increase in maintenance revenue.
REVENUE

	Years Ended April 30,
	2024	2023	2022	% Change		% of Total Revenue
				2024 vs. 2023	2023 vs. 2022	2024	2023	2022
	(in thousands)
Subscription fees	$55,294	$50,412	$42,066	10%	20%	54%	47%	40%
License fees	955	2,752	5,390	(65)%	(49)%	1%	2%	5%
Professional service and other	14,848	20,531	22,444	(28)%	(9)%	14%	19%	21%
Maintenance	31,418	34,557	36,621	(9)%	(6)%	31%	32%	34%
Total revenue	$102,515	$108,252	$106,521	(5)%	2%	100%	100%	100%
For the year ended April 30, 2024, the 5% decrease in total revenue compared to fiscal 2023 was attributable primarily to a 65% decrease in license revenue, a 28% decrease in professional services and other revenue, a 9% decrease in maintenance revenue, partially offset by a 10% increase in subscription fees revenue.
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
International revenue represented approximately 21% of total revenue for the year ended April 30, 2024 and 22% of total revenue for the year ended April 30, 2023. Our international revenue may fluctuate substantially from period to period primarily because we derive this revenue from a relatively small number of clients.
Subscription Fees Revenue

	Years Ended April 30,
	2024	2023	2022	% Change
				2024 vs. 2023	2023 vs. 2022
	(in thousands)
Supply Chain Management	$55,294	$50,412	$42,066	10%	20%
Total subscription fees revenue	$55,294	$50,412	$42,066	10%	20%

For the year ended April 30, 2024, subscription fee revenue increased by 10% when compared to the same period in the prior year primarily due to an increase in subscription bookings. This increase was attributable to an increase in the number of contracts, contracts with a higher subscription Annual Contract Value ("ACV"), as well as an increase in the value of multi-year contracts (typically three to five years). This is evidence of our successful transition to the cloud subscription model.

The direct sales channel provided approximately 91% of subscription fee revenue for the year ended April 30, 2024, compared to approximately 82% in fiscal 2023. The increase in direct subscription fees from fiscal 2023 to fiscal 2024 was largely due to an increase in subscription bookings this year compared to last year.
License Fees Revenue

	Years Ended April 30,
	2024	2023	2022	% Change
				2024 vs. 2023	2023 vs. 2022
	(in thousands)
Supply Chain Management	$909	$2,736	$5,369	(67)%	(49)%
Other	46	16	21	188%	(24)%
Total license fees revenue	$955	$2,752	$5,390	(65)%	(49)%
For the year ended April 30, 2024, total license fee revenue decreased by 65% when compared to the previous year. Our SCM segment experienced a 67% decrease in license fees, primarily due to a decrease in the number of existing clients choosing to deploy our software on-premise this year and we are not selling on-premise licenses to new clients. Our Other business segment experienced a 188% increase in license fees revenue for the year ended April 30, 2024 when compared to the same period in the prior year due to the timing of selling into the installed client base. We anticipate that the majority of future license fee sales will be to existing on-premise clients for add-on expansion. The SCM segment constituted 95% and 99% of our total license fee revenue for the years ended April 30, 2024 and 2023, respectively.
The direct sales channel provided approximately 100% of license fee revenue for the year ended April 30, 2024, compared to approximately 58% in fiscal 2023. The increase in direct license fees from fiscal 2023 to fiscal 2024 was largely due to an increase in international license fee deals to existing clients this year compared to last year.
For the year ended April 30, 2024, our margins after commissions on direct sales were approximately 93% and our margins after commissions on indirect sales were approximately 54%. For the year ended April 30, 2023, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 62%. The margins after commissions for direct and indirect sales were relatively consistent between 93% and 91%, respectively and between 54% to 62%, respectively. The indirect channel margins for the fiscal year ended April 30, 2024 decreased when compared to the same periods in the prior year due to the mix of value-added reseller (“VAR”) commission rates. The commission percentage on our indirect sales varies based on whether the sale is domestic or international.
Professional Services and Other Revenue

	Years Ended April 30,
	2024	2023	2022	% Change
				2024 vs. 2023	2023 vs. 2022
	(in thousands)
Supply Chain Management	$14,042	$19,660	$21,475	(29)%	(8)%
Other	806	871	969	(7)%	(10)%
Total professional services and other revenue	$14,848	$20,531	$22,444	(28)%	(9)%

The 28% decrease in total professional services and other revenue for the year ended April 30, 2024 was due to a 29% decrease in our SCM segment professional services primarily due to a decrease in project implementation work resulting from lower license fee sales and a 7% decrease in our Other segment due to lower utilization from project implementation services and services activity in fiscal 2024.
We have observed that there is a tendency for professional services and other revenue to lag changes in subscription and license revenue by one to three quarters, as new bookings in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Years Ended April 30,
	2024	2023	2022	% Change
				2024 vs. 2023	2023 vs. 2022
	(in thousands)
Supply Chain Management	$30,153	$33,319	$35,379	(10)%	(6)%
Other	1,265	1,238	1,242	2%	—%
Total maintenance revenue	$31,418	$34,557	$36,621	(9)%	(6)%
The 9% decrease in total maintenance revenue for the year ended April 30, 2024 was primarily due to a 10% decrease in maintenance revenue from our SCM segment due to normal client attrition and clients converting from on-premise support to our SaaS cloud platform, partially offset by a 2% increase in our Other segment.
The SCM segment’s maintenance revenue constituted 96% of total maintenance revenue for the years ended April 30, 2024 and 2023, respectively. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since new licenses are the potential source of new maintenance clients.
GROSS MARGIN
The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2024		2023		2022
	(in thousands)
Gross margin on subscriptions fees	$37,086	67%	$34,581	69%	$28,683	68%
Gross margin on license fees	736	77%	2,047	74%	4,286	80%
Gross margin on professional services and other	3,455	23%	6,457	31%	8,615	38%
Gross margin on maintenance	25,145	80%	28,148	81%	29,656	81%
Total gross margin	$66,422	65%	$71,233	66%	$71,240	67%
The total gross margin percentage for the year ended April 30, 2024 decreased to 65% when compared to the same period in the prior year due to decreases in subscription fees, professional services and other, and maintenance gross margins, partially offset by an increase in gross margin percentage for license fees.
Gross Margin on Subscription Fees
For the year ended April 30, 2024, our gross margin percentage on subscription fees decreased from 69% in fiscal 2023 to 67% primarily due to an increase in personnel costs, cost of hosting and intangible amortization due to the Garvis Acquisition.
Gross Margin on License Fees
The 3% increase in license fee gross margin percentage for the year ended April 30, 2024 when compared to fiscal 2023 was primarily due to lower capitalized software expense and agents' commissions.
License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the relatively fixed cost of capitalized software amortization expense, amortization of acquired software and the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
For the year ended April 30, 2024, our gross margin percentage on professional services and other decreased from 31% in fiscal 2023 to 23%, primarily due to decreased gross margins in our SCM segment which decreased from 31% in fiscal 2023 to 22% in fiscal 2024 due to a decrease in revenue and lower billing utilization. Our Other segment increased from 39% in fiscal 2023 to 43% in fiscal 2024 due to the timing of project work.

Our SCM segment was 95% and 96% of the Company’s professional services and other revenue in fiscal 2024 and 2023, respectively. Our Other segment was 5% and 4% of the Company’s professional services and other revenue in fiscal 2024 and 2023, respectively.
Gross Margin on Maintenance
Maintenance gross margin decreased from 81% in fiscal 2023 to 80% fiscal 2024 due to maintenance revenue cost containment efforts. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Years Ended April 30,
	2024	2023	2022	% of Revenue
				2024	2023	2022
	(in thousands)
Research and development	$17,656	$17,767	$17,600	17%	16%	17%
Sales and marketing	$21,443	$20,339	$20,697	21%	19%	19%
General and administrative	$22,672	$23,134	$21,176	22%	21%	20%
Amortization of acquisition-related intangible assets	$543	$106	$212	1%	—%	—%
Other income, net	$7,475	$2,336	$681	7%	2%	1%
Income tax expense	$1,889	$2,238	$562	2%	2%	1%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs.

A breakdown of the research and development costs is as follows (in thousands):

	Years Ended April 30,
	2024	Percent Change	2023	Percent Change	2022

Total research and development expense	$17,656	(1)%	$17,767	4%	$17,600
Percentage of total revenue	17%		16%		17%
Total amortization of capitalized computer software development costs*	$380	(68)%	$1,195	(62)%	$3,181
______________
*    Included in cost of license fees and cost of subscription fees.

For the year ended April 30, 2024, gross product research and development costs remained flat primarily due to cost containment related to third-party contractors compared to fiscal 2023. During fiscal 2022 the Company completed its transition to an agile development approach. As a result, the Company’s capitalization window is significantly shorter under the agile approach and ultimately results in the Company expensing software development costs as incurred. Amortization of capitalized software development decreased 68% in fiscal 2024 when compared to fiscal 2023 as some projects were fully amortized.
Sales and Marketing
For the year ended April 30, 2024, the increase in sales and marketing expenses compared to fiscal 2023 was due primarily to increases in personnel costs and marketing spend.
General and Administrative
For the year ended April 30, 2024, general and administrative expenses decreased when compared to fiscal 2023 primarily due to decreases in variable compensation expense, internal IT costs, rent expense and recruiting fees.

The total number of full-time personnel was 412, which includes 331 employees and 81 third-party contractors on April 30, 2024, compared to 449 full-time personnel which included 342 employees and 107 third-party contractors on April 30, 2023.
Amortization of Acquisition-related Intangible Assets
For the year ended April 30, 2024, we recorded $2.6 million in intangible amortization expense, of which $0.6 million is included in operating expense and $2.0 million is included in cost of subscription fees.
For the year ended April 30, 2023, we recorded $0.8 million in intangible amortization expense, of which $0.1 million is included in operating expense and $0.7 million is included in cost of subscription fees.

Operating Income/(Loss)

	Years Ended April 30,
	2024	2023	2022	% Change
				2024 vs. 2023	2023 vs. 2022
	(in thousands)
Supply Chain Management	$24,304	$29,925	$29,164	(19)%	3%
Other*	(20,196)	(20,038)	(17,609)	1%	14%
Total Operating Income	$4,108	$9,887	$11,555	(58)%	(14)%
______________
 *    Includes certain unallocated expenses.
Our SCM segment operating income decreased by 19% in fiscal 2024 compared to fiscal 2023, primarily due to a 5% decrease in revenue.
The increase in the Other segment operating loss in fiscal 2024 when compared to fiscal 2023 was due primarily to increases in legal fees, tax expense, audit consulting fees and stock option expense.
Other Income
Other income is comprised of net interest and dividend income, rental income net of related depreciation expenses, exchange rate gains and losses, realized and unrealized gains and losses from investments. Other income was approximately $7.5 million in the year ended April 30, 2024 compared to $2.3 million in fiscal 2023. The increase was primarily due to dividend income of $2.0 million and interest income of $1.8 million in fiscal 2024, compared to dividend income of $1.2 million and interest income of $1.0 million for the same period last year. Additionally, we had a $1.4 million gain on the sale of TRS (defined below in Item 8, Notes to Consolidated Financial Statements, Item 12) and $2.3 million in net realized gains on investments in fiscal 2024, compared to $0.1 million in net realized gains on investments for the same period last year.
For the years ended April 30, 2024 and 2023, our investments generated an annualized yield of approximately 4.2% and 2.1%, respectively.
Income Taxes
During the year ended April 30, 2024, we recorded income tax expense of $1.9 million compared to $2.2 million in fiscal 2023. Our effective income tax rate takes into account the source of taxable income by state and available income tax credits. Our effective tax rate was 16.3% and 18.3% in fiscal 2024 and 2023, respectively. The effective tax rate for fiscal 2024 is lower compared to fiscal 2023 due to increases in research and development credits and foreign tax credits.

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
The following tables provide information about our cash flows and liquidity positions as of and for the fiscal years ended April 30, 2024, 2023 and 2022. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Years ended April 30,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$16,811	$(380)	$29,020
Net cash used in investing activities	(23,123)	(10,422)	(934)
Net cash used in financing activities	(24,872)	(9,192)	(6,054)
Net change in cash and cash equivalents	$(31,184)	$(19,994)	$22,032
The increase in cash provided by operating activities in fiscal 2024 compared to fiscal 2023 was due primarily to: (1) an increase in the net proceeds from sales and maturities of trading securities due to timing of sales and maturity dates, (2) an increase in deferred revenue in fiscal 2024 when compared to fiscal 2023 primarily due to the timing of subscription and maintenance revenue recognition, (3) an increase in prepaid expenses and other assets in fiscal 2024 compared to the decrease in fiscal 2023 due to timing of purchases, (4) a decrease in accounts receivable in fiscal 2024 compared to fiscal 2023 due to timing of sales and billing, (5) an increase in depreciation and amortization expense due to the acquisition of Garvis, (6) higher stock-based compensation expense in fiscal 2024 due to an increase in the value of options granted, (7) an increase in net earnings and (8) a decrease in accounts payable and other liabilities during fiscal 2024 and 2023.
These factors were partially offset by: (1) an increase in the purchases of trading securities due to timing, (2) an increase in realized gains on investments due to timing of sales of investments, (3) an increase in gain on sale of discontinued operations, (4) an increase in deferred income taxes in fiscal 2024 compared to fiscal 2023 due to timing, (5) a gain on sale of TRS and (6) an increase in earning from discontinued operations. For more information about our divestitures, please see the discussion in Note 11 to the Consolidated Financial Statements.
The increase in cash used in investing activities in fiscal 2024 compared to cash used in investing activities in fiscal 2023 was due to due primarily to the Garvis Acquisition compared to the purchase of certain assets of Starboard during the prior year, partially offset by a decrease in purchases of property and equipment and proceeds from sale of a business. For more information about our business combinations, please see the discussion in Note 5 to the Consolidated Financial Statements.
The increase in cash used in financing activities in fiscal 2024 when compared to fiscal 2023 was due primarily to repurchases of common stock, a decrease in proceeds from the exercise of stock options and an increase in cash dividends paid on common stock in fiscal 2024 due to an increase in the number of shares outstanding.

The following table provides information regarding the changes in our total cash and investments position:

	As of April 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$59,512	$90,696
Investments	24,261	23,937
Total cash and investments	$83,773	$114,633
Net (decrease) increase in total cash and investments	(30,860)	12,883

As of April 30, 2024, we had $83.8 million in total cash and investments, with no outstanding debt and believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital, capital expenditures and other corporate needs during at least the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We currently do not have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
Days Sales Outstanding ("DSO") in accounts receivable were 101 and 86 days as of April 30, 2024 and April 30, 2023, respectively. Our current ratio was 2.0 to 1 for April 30, 2024 and 2.7 to 1 for April 30, 2023. DSO can fluctuate significantly on a quarterly basis due to a number of factors including the percentage of total revenue that comes from software license sales (which typically have installment payment terms), seasonality, shifts in client buying patterns, the timing of client payments and annual SaaS and maintenance renewals, lengthened contractual payment terms in response to competitive pressures, the underlying mix of products and services and the geographic concentration of revenue.
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. Under this repurchase plan, through April 30, 2024, we completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had a $10.2 million impact on fiscal 2024. As of April 30, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased 5,534,953 shares of common stock at a cost of approximately $35.8 million.

SUPPLEMENTARY DATA
Unaudited Quarterly Results
As discussed in Note 11 to the consolidated financial statements, we disposed of our 100% equity interest in TPM. The results of TPM are presented as discontinued operations in the accompanying consolidated financial statements and, as such, the following tables present unaudited quarterly financial data, recast for discontinued operations presentation, for each of the four quarters of fiscal 2024 and 2023 (in thousands, except for per share data):

	Fiscal Year 2024				Fiscal Year 2023
	July 31, 2023	October 31, 2023	January 31, 2024	April 30, 2024	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023

Total revenue	$25,901	$25,690	$25,536	$25,387	$26,781	$27,279	$27,427	$26,765
Total cost of revenue	9,044	9,289	9,090	8,667	8,974	9,220	9,468	9,351
Gross margin	16,857	16,401	16,446	16,720	17,807	18,059	17,959	17,414
Total operating expense	15,465	15,172	15,631	16,046	15,465	15,509	15,214	15,165
Operating earnings	1,392	1,229	815	674	2,342	2,550	2,745	2,249
Other Income/(Loss)	1,886	(577)	4,417	1,749	119	(145)	1,334	1,027
Earnings from continuing operations before income taxes	3,278	652	5,232	2,423	2,461	2,405	4,079	3,276
Income Tax Expense	664	31	1,080	114	486	489	907	356
Net earnings from continuing operations	2,614	621	4,152	2,309	1,975	1,916	3,172	2,920
Earnings/(Loss) from discontinued operations, net of income taxes	134	1,742	(64)	(133)	89	189	45	4
Net earnings	$2,748	$2,363	$4,088	$2,176	$2,064	$2,105	$3,217	$2,924
Earnings per common share from continuing operations
Basic	$0.08	$0.02	$0.12	$0.07	$0.05	$0.06	$0.09	$0.09
Diluted	$0.08	$0.02	$0.12	$0.07	$0.05	$0.06	$0.09	$0.09
Earnings/(Loss) per common share from discontinued operations
Basic	$—	$0.05	$—	$—	$0.01	$—	$—	$—
Diluted	$—	$0.05	$—	$—	$0.01	$—	$—	$—
Earnings per common share
Basic	$0.08	$0.07	$0.12	$0.07	$0.06	$0.06	$0.09	$0.09
Diluted	$0.08	$0.07	$0.12	$0.07	$0.06	$0.06	$0.09	$0.09
This section generally discusses fiscal 2024 compared to fiscal 2023. Discussions of fiscal 2023 compared to fiscal 2022 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2023, filed with the Securities and Exchange Commission on July 13, 2023.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency. For the fiscal years ended April 30, 2024 and 2023, we generated 21% and 22%, respectively, of our revenue outside of the United States. We typically denominate our international sales in U.S. dollars, Euros or British pounds sterling. Our consolidated financial statements are presented in U.S. dollars, which is also the functional currency for our foreign operations. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. We recorded exchange rate losses of $0.4 million in fiscal 2024, compared to exchange rate losses of approximately $0.2 million in fiscal 2023. We estimate that a 10% movement in foreign currency rates would have the effect of creating an exchange gain or loss of approximately $0.6 million for fiscal 2024.
Interest Rates and Other Market Risks. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of our cash equivalents and investments decreased 26% to approximately $77.8 million in fiscal 2024 from $105.3 million in the prior year.
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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was not effective as of April 30, 2024 because of the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified that certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation, and related costs and cost of revenues were not designed or operated effectively. These ineffective controls were attributable to insufficient risk assessment, policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.
These control deficiencies resulted in immaterial misstatements in related accounts. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2024.
In connection therewith, our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in the Original Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 below.
Management’s Plan to Remediate the Identified Material Weaknesses
With regard to the above-described material weakness, the Company implemented enhanced policies and procedures over reconciliations and related training, including a focus on expectations and procedures for investigating and resolving reconciling items on a timely basis.
We anticipate that the material weakness will be fully remediated before July 31, 2024, but the material weakness cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management and KPMG LLP to test and to conclude on the operating effectiveness of the controls.
Changes in Internal Control Over Financial Reporting
Except as related to the identification of the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Software, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and April 30, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to certain account reconciliations has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 28, 2024

(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Software, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Software, Inc. and subsidiaries (the Company) as of April 30, 2024 and April 30, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and April 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 28, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of Revenue
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when they transfer control of the promised goods or services to their clients, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s revenue consists of the following types of revenue streams: i) subscription fees, ii) license, iii) maintenance, and iv) professional services and other. Total revenue recorded by the Company amounted to $102.5 million in fiscal 2024.

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
i.evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue, including general IT controls and IT application controls,
i.involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems, including the design of audit procedures, used by the Company for the processing and recording of revenue, and
ii.recalculated the recorded revenue for a sample of transactions by comparing the amounts recognized for consistency with the Company’s accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data

We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
Atlanta, Georgia
June 28, 2024

American Software, Inc. and Subsidiaries
Consolidated Balance Sheets
April 30, 2024 and 2023
(in thousands, except share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$59,512	$90,696
Investments	24,261	23,451
Trade accounts receivable, less allowance for doubtful accounts of $143 at April 30, 2024 and $417 at April 30, 2023:
Billed	28,043	24,653
Unbilled	296	2,604
Prepaid expenses and other current assets	6,584	7,833
Total current assets	118,696	149,237
Investments-noncurrent	—	486
Property and equipment, net	5,554	6,444
Capitalized software, net	11	391
Goodwill	45,782	29,558
Other intangibles, net	10,567	2,143
Other assets	11,834	6,609
Total assets	$192,444	$194,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,248	$2,142
Accrued compensation and related costs	2,805	4,268
Dividends payable	3,657	3,756
Other current liabilities	5,012	3,733
Deferred revenue	47,621	43,124
Total current liabilities	60,343	57,023
Other long-term liabilities	1,620	288
Total liabilities	61,963	57,311
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: Issued and outstanding 36,933,495 (31,398,452, net) shares at April 30, 2024 and 36,907,242 (32,318,610, net) shares at April 30, 2023	3,693	3,691
Class B, $0.10 par value. Authorized 10,000,000 shares: Issued and outstanding 1,821,587 shares at April 30, 2024 and 1,821,587 shares at April 30, 2023; convertible into Class A shares on a one-for-one basis	182	182
Additional paid-in capital	189,330	182,722
Retained deficit	(26,930)	(23,479)
Class A treasury stock, 5,534,953 shares at April 30, 2024 and 4,588,632 shares at April 30, 2023, at cost	(35,794)	(25,559)
Total shareholders’ equity	130,481	137,557
Commitments and contingencies
Total liabilities and shareholders’ equity	$192,444	$194,868
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended April 30, 2024, 2023 and 2022
(in thousands, except per share data)

	2024	2023	2022
Revenue:
Subscription fees	$55,294	$50,412	$42,066
License	955	2,752	5,390
Professional services and other	14,848	20,531	22,444
Maintenance	31,418	34,557	36,621
Total revenue	102,515	108,252	106,521
Cost of revenue:
Subscription fees	18,208	15,831	13,383
License	219	705	1,104
Professional services and other	11,393	14,074	13,829
Maintenance	6,273	6,409	6,965
Total cost of revenue	36,093	37,019	35,281
Gross margin	66,422	71,233	71,240
Research and development	17,656	17,767	17,600
Sales and marketing	21,443	20,339	20,697
General and administrative	22,672	23,134	21,176
Amortization of acquisition-related intangibles	543	106	212
Total operating expenses	62,314	61,346	59,685
Operating income	4,108	9,887	11,555
Other income:
Interest income	3,820	2,150	391
Other, net	3,655	186	290
Earnings from continuing operations before income taxes	11,583	12,223	12,236
Income tax expense	1,889	2,238	562
Net earnings from continuing operations	$9,694	$9,985	$11,674
Discontinued operations (Note 11)
Gain on disposal of discontinued operations	2,124	—	—
Earnings from operations of discontinued operations	255	554	1,624
Income tax expense of discontinued operations	700	227	493
Earnings from discontinued operations, net of income taxes	$1,679	$327	$1,131
Net earnings	$11,373	$10,312	$12,805
Earnings per common share from continuing operations: (a)
Basic	$0.29	$0.29	$0.35
Diluted	$0.29	$0.29	$0.35
Earnings per common share from discontinued operations: (a)
Basic	$0.05	$0.01	$0.03
Diluted	$0.05	$0.01	$0.03
Earnings per common share: (a)
Basic	$0.34	$0.30	$0.38
Diluted	$0.34	$0.30	$0.38
Shares used in the calculation of earnings per common share:
Basic	33,689	33,761	33,365
Diluted	33,725	33,992	34,305

(a)Diluted per share amounts for Class A shares are shown above. Diluted per share for Class B shares under the two-class method are $0.34, $0.30 and $0.38 for the years ended April 30, 2024, 2023 and 2022, respectively. See Note 1(s) to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended April 30, 2024, 2023 and 2022
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained earnings/deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 30, 2021	35,629,566	$3,563	1,821,587	$182	$159,492	$(16,976)	$(25,559)	$120,702
Proceeds from stock options exercised	776,129	78	—	—	8,500	—	—	8,578
Stock-based compensation	—	—	—	—	3,956	—	—	3,956
Net earnings	—	—	—	—	—	12,805	—	12,805
Dividends declared ($0.44 per share)	—	—	—	—	—	(14,731)	—	(14,731)
Balance at April 30, 2022	36,405,695	3,641	1,821,587	182	171,948	(18,902)	(25,559)	131,310
Proceeds from stock options exercised	501,547	50	—	—	5,591	—	—	5,641
Stock-based compensation	—	—	—	—	5,183	—	—	5,183
Net earnings	—	—	—	—	—	10,312	—	10,312
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,889)	—	(14,889)
Balance at April 30, 2023	36,907,242	3,691	1,821,587	182	182,722	(23,479)	(25,559)	137,557
Proceeds from stock options exercised*	26,253	2	—	—	288	—	—	290
Purchases of common stock	—	—	—	—	—	—	(10,235)	(10,235)
Stock-based compensation	—	—	—	—	6,320	—	—	6,320
Net earnings	—	—	—	—	—	11,373	—	11,373
Dividends declared* ($0.44 per share)	—	—	—	—	—	(14,824)	—	(14,824)
Balance at April 30, 2024	36,933,495	$3,693	1,821,587	$182	$189,330	$(26,930)	$(35,794)	$130,481
See accompanying notes to consolidated financial statements.

*Amounts adjusted for rounding

American Software, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended April 30, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$11,373	$10,312	$12,805
Earnings from discontinued operations, net of tax	(1,679)	(327)	(1,131)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,439	3,161	4,138
Stock-based compensation expense	6,320	5,152	3,935
Net gain on investments	(2,286)	(133)	(394)
Net gain on sale of fixed assets	—	—	(36)
Gain on the sale of business	(1,438)	—	—
Deferred income tax benefit	(5,893)	(4,092)	(854)
Gain on the sale of discontinued operations	(2,124)	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Purchases of trading securities	(26,008)	(8,599)	(1,713)
Proceeds from sales and maturities of trading securities	27,969	1,620	1,287
Accounts receivable, net	(728)	(4,401)	3,031
Prepaid expenses and other assets	1,669	(2,088)	450
Accounts payable and other liabilities	(1,651)	(2,515)	1,540
Deferred revenue	5,169	1,171	4,811
Net cash provided by (used in) operating activities of continuing operations	15,132	(739)	27,869
Cash provided by operating activities of discontinued operations	1,679	359	1,151
Net cash provided by (used in) operating activities	16,811	(380)	29,020
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(567)	(3,922)	(934)
Proceeds from sale of a business	660	—	—
Purchase of business, net of cash acquired	(25,041)	(6,500)	—
Net cash used in investing activities of continuing operations	(24,948)	(10,422)	(934)
Net cash provided by discontinued operations	1,825	—	—
Net cash used in investing activities	(23,123)	(10,422)	(934)
Cash flows from financing activities:
Repurchase of common stock	(10,235)	—	—
Proceeds from the exercise of stock options	290	5,641	8,578
Dividends paid	(14,927)	(14,833)	(14,632)
Net cash used in financing activities of continuing operations	(24,872)	(9,192)	(6,054)
Net change in cash and cash equivalents	(31,184)	(19,994)	22,032
Cash and cash equivalents at beginning of year	90,696	110,690	88,658
Cash and cash equivalents at end of year	$59,512	$90,696	$110,690
Supplemental disclosures of cash paid during the year for:
Income taxes	$5,754	$8,511	$300
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,657	$3,756	$3,700
See accompanying notes to consolidated financial statements.

American Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2024, 2023 and 2022
(1) Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
Founded in 1970 and headquartered in Atlanta, Georgia, American Software, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the development, marketing and support activities of a broad range of computer business application software products. The Company’s operations are principally in the computer software industry and its products and services are used by clients within the United States and certain international markets. We provide our software and services through two major business segments. The two operating segments are: (1) Supply Chain Management (“SCM”) and (2) Other.

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
In September 2023, we disposed of our 100% equity interest in our information technology staffing firm, The Proven Method ("TPM") for approximately $2.1 million in cash. For further information regarding the transaction, see Note 11 to the accompanying consolidated financial statements.
(c) Revenue Recognition
In accordance with Topic 606, we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We derive our revenue from software licenses, maintenance services, consulting, implementation and training services and Software-as-a-Service (“SaaS”), which includes a subscription to our software as well as support, hosting and managed services.

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
Professional Services and Other. Our professional services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. These services are typically optional to our clients and are distinct from our software. Fees for our professional services are separately priced and are generally billed on an hourly basis and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. Reimbursements received from clients for out-of-pocket expenses were recorded in revenue and totaled approximately $154,000, $320,000 and $47,000 for fiscal 2024, 2023 and 2022, respectively.
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

Contract Balances. Timing of invoicing to clients may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our clients. SaaS services and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide clients with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. Generally, the consideration in our client contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our clients. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606.

Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the twelve months ended April 30, 2024, the Company recognized $41.8 million of revenue that was included in the deferred revenue balance as of April 30, 2023.

	Years ended April 30,
	2024	2023
	(in thousands)
Deferred revenue, current	$47,621	$43,124

Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of April 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $128.0 million. The Company expects to recognize revenue on 51% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Years ended April 30,
	2024	2023
	(in thousands)
Revenue:
Domestic	$80,893	$84,361
International	21,622	23,891
	$102,515	$108,252

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period for license and term subscriptions. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and in other assets within long-term assets, respectively, in the Company’s consolidated balance sheets. Total deferred commissions at April 30, 2024 and April 30, 2023 were $2.5 million and $3.0 million, respectively. Amortization of sales commissions was $1.6 million, $1.7 million and $2.1 million for years ended April 30, 2024, 2023 and 2022, respectively which is included in sales and marketing expense in the accompanying consolidated statements of operations. During the fiscal 2024, 2023 and 2022 impairment analyses, no losses were recognized.
Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenue. At April 30, 2024 and 2023, unbilled license fees were approximately $0.1 million and $0.3 million, respectively and unbilled services revenue was approximately $0.3 million and $2.6 million, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreements, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the clients. Unbilled services revenue primarily occurs due to the timing of the billings, which occur subsequent to the end of each reporting period.
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
(e) Cash Equivalents
Cash equivalents of $53.5 million and $81.4 million at April 30, 2024 and 2023, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.
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
(g) Returns and Allowances
The Company has not experienced significant returns or warranty claims to date and, as a result, the allowance for the cost of returns and product warranty claims at April 30, 2024 and 2023 is not material.
The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts of expense to operations were approximately $0 for fiscal 2024 and 2023 and 2022, which are included in general and administrative expenses in the accompanying consolidated statements of operations. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs and the credit worthiness of the client, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
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
(i) Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, computer equipment, purchased computer software, office furniture and equipment is calculated using the straight-line method based upon the estimated useful lives of the assets (three years for computer equipment and software, seven years for office furniture and equipment, seven to fifteen years for building improvements and thirty years for buildings). Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, whichever is shorter. Depreciation and amortization expense on buildings, furniture, equipment and purchased computer software was $1.5 million, $1.2 million and $0.7 million in fiscal 2024, 2023 and 2022, respectively.

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
The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results to a shorter amortization period. Amortization of capitalized computer software development costs is included in the cost of license and subscription revenue in the consolidated statements of operations.
Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2024	2023	2022
	(in thousands)
Total research and development expense	$17,656	$17,767	$17,600
Percentage of total revenue	17%	16%	17%
Total amortization of capitalized computer software development costs	$380	$1,195	$3,181

Capitalized computer software development costs consist of the following at April 30, 2024 and 2023 (in thousands):

	2024	2023
Capitalized computer software development costs	$43,593	$43,593
Accumulated amortization	(43,582)	(43,202)
	$11	$391
Of the Company’s capitalized software projects that are currently completed and being amortized, the Company expects amortization expense for the next year to be $11,000.

(k) Acquisition-Related Intangible Assets
Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definite lives. Intangible assets are being amortized over a period ranging from one to eight years. For 2024, total amortization expense related to acquisition-related intangible assets was approximately $2.6 million, with $0.6 million included in operating expense and $2.0 million included in cost of subscription fees in the accompanying consolidated statements of operations. For 2023, total amortization expense related to acquisition-related intangible assets was approximately $0.8 million, with $0.1 million included in operating expense and $0.7 million included in cost of subscription fees in the accompanying consolidated statements of operations. For 2022, total amortization expense related to acquisition-related intangible assets was approximately $0.2 million which is included in operations expense in the accompanying consolidated statements of operations.
Acquisition-Related Intangible Assets consist of the following at April 30, 2024 and 2023 (in thousands):

	Weighted Average Amortization in Years	2024	2023
Current technology	4	$17,500	$8,500
Customer relationships	7	460	460
Non-compete	3	2,170	170
		20,130	9,130
Accumulated amortization		(9,563)	(6,987)
		$10,567	$2,143
The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2024 (in thousands):

2025	$2,576
2026	1,830
2027	1,705
2028	1,455
Thereafter	3,001
$10,567

(l) Goodwill and Other Intangibles
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles-Goodwill and Other (Topic 350). The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.
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
For the years ended April 30, 2024 and 2023, the Company performed a qualitative assessment based on economic, industry and Company-specific factors as the initial step in the annual goodwill impairment test for all reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the Company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount. To the extent the Company concludes it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company did not identify any macroeconomic, industry-specific, or Company-specific conditions as of April 30, 2024, that would indicate the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate it is more likely than not that the fair value of any reporting units have fallen below their carrying value, the Company would test such reporting unit for impairment.
Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with the ASU No. 2011-10, Property, Plant and Equipment (Topic 360).
Goodwill consisted of the following by segment (in thousands):

	Supply Chain Management*	Other	Total
Balance at April 30, 2022	$25,888	—	$25,888
Goodwill related to the Starboard Acquisition	3,670	—	3,670
Balance at April 30, 2023	29,558	—	29,558
Goodwill related to the Garvis Acquisition	16,224	—	16,224
Balance at April 30, 2024	$45,782	$—	$45,782

*    Goodwill related to Logility, Inc. and its acquisitions.
Intangible Assets (including Acquisition-Related Intangible Assets) consisted of the following by segment (in thousands):

	Supply Chain Management	Other	Total
Balance at April 30, 2022	$147	$—	$147
Intangibles related to the Starboard Acquisition	2,830	—	2,830
Amortization expense	(834)	—	(834)
Balance at April 30, 2023	2,143	—	2,143
Intangibles related to the Garvis Acquisition	11,000	—	11,000
Amortization expense	(2,576)	—	(2,576)
Balance at April 30, 2024	$10,567	$—	$10,567

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
(n) Recent Accounting Pronouncements
ASU 2021-08 — In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with clients and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts, which should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this update prospectively on May 1, 2023 and it did not have a material impact to our consolidated financial statements.
ASU 2023-07 — In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.
ASU 2023-09 — In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

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
(p) Stock-Based Compensation
The Company has two stock-based employee compensation plans under which one or more of restricted stock units ("RSUs") or options to purchase common stock of the Company were outstanding as of April 30, 2024. This plan is described more fully in Note 7.
The Company recorded compensation cost related to stock options of approximately $5.3 million, $5.2 million and $4.0 million and related income tax benefits of approximately $0, $70,000 and $1.7 million for the years ended April 30, 2024, April 30, 2023 and April 30, 2022, respectively. The Company recorded compensation cost related to RSUs of approximately $1.0 million, $0 and $0 for the years ended April 30, 2024, April 30, 2023 and April 30, 2022, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period for the entire award directly to additional paid-in capital.
(q) Comprehensive Income
ASU 2018-02, Comprehensive Income (Topic 220), establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
The Company did not have any other comprehensive income items for fiscal 2024, 2023, or 2022.
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
Diluted earnings per share is calculated similarly to basic earnings per share, except that the calculation includes the dilutive effect of the assumed exercise of options and RSUs issuable under the Company’s stock incentive plans. For the Company’s diluted earnings per share calculation for Class A shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts). See Note 7 for total stock options outstanding and potential dilution:

Basic earnings per common share:

	Year Ended April 30, 2024		Year Ended April 30, 2023		Year Ended April 30, 2022
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings per share	$0.44	$0.44	$0.44	$0.44	$0.44	$0.44
Undistributed loss per share	(0.10)	(0.10)	(0.14)	(0.14)	(0.06)	(0.06)
Total from continuing operations	$0.29	$0.34	$0.29	$0.30	$0.35	$0.38
Total from discontinued operations	0.05	—	0.01	—	0.03	—
Total per share	$0.34	$0.34	$0.30	$0.30	$0.38	$0.38
Distributed earnings	$14,024	$802	$14,098	$803	$13,924	$804
Undistributed loss	(3,266)	(187)	(4,342)	(248)	(1,816)	(105)
Total from continuing operations	$9,079	$615	$9,430	$555	$10,975	$699
Total from discontinued operations	1,679	—	327	—	1,131	—
Total	$10,758	$615	$9,757	$555	$12,106	$699
Basic weighted average common shares	31,867	1,822	31,939	1,822	31,543	1,822

Diluted EPS for Class A common shares using the If-Converted Method
Year Ended April 30, 2024

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$10,758	31,867	$0.34
Common stock equivalents*	—	36
	10,758	31,903	0.34
Class B Common Share Conversion	615	1,822
Diluted EPS for Class A Common Shares	$11,373	33,725	$0.34

Year Ended April 30, 2023

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic*	$9,757	31,939	$0.30
Common stock equivalents	—	231
	9,757	32,170	0.30
Class B Common Share Conversion	555	1,822
Diluted EPS for Class A Common Shares	$10,312	$33,992	$0.30
Year Ended April 30, 2022

	Undistributed and distributed earnings to Class A Common Shares	Class A Common Shares	EPS*
Per basic	$12,106	31,543	$0.38
Common stock equivalents	—	940
	12,106	32,483	0.38
Class B Common Share Conversion	699	1,822
Diluted EPS for Class A Common Shares*	$12,805	$34,305	$0.38

Diluted EPS for Class B common shares using the Two-Class Method
Year Ended April 30, 2024

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$615	1,822	$0.34
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	1	—
Diluted EPS for Class B Common Shares	$616	1,822	$0.34
Year Ended April 30, 2023

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$555	1,822	$0.30
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares*	$557	1,822	$0.30

Year Ended April 30, 2022

	Undistributed and distributed earnings to Class B Common Shares	Class B Common Shares	EPS*
Per basic	$699	1,822	$0.38
Reallocation of undistributed earnings from Class A Common Shares to Class B Common Shares	2	—
Diluted EPS for Class B Common Shares	$701	1,822	$0.38
_______________
*    Amounts adjusted for rounding
(t) Advertising
All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $2.5 million, $2.7 million and $2.9 million in fiscal 2024, 2023 and 2022, respectively.
(u) Guarantees and Indemnifications
The Company accounts for guarantees in accordance with the Guarantee Topic of the FASB ASC. The Company’s sales agreements with clients generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with intellectual property infringement claims made by third parties with respect to the client’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with clients sometimes also contain indemnity provisions for breach of confidentiality and death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to clients. Under these agreements, the Company agrees to indemnify, defend and hold harmless the client in connection with death, personal injury and property damage claims made by third parties and confidentiality breach claims with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the client. The indemnity obligations contained in sales agreements may have a limited monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with the Contingencies Topic of the FASB ASC and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2024 or 2023.
The Company warrants to its clients that its software products will perform in all material respects in accordance with the standard specifications, generally for 90 days after delivery of the licensed products and for the subscription term for SaaS products. Additionally, the Company warrants to its clients that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2024 or 2023.
(v) Industry Segments
The Company operates and manages its business in two reportable segments. See Note 10 of the Consolidated Financial Statements.
(2) Investments
Investments consist of the following (in thousands):

	April 30,
	2024	2023
Trading:
U.S. Treasury securities	$24,261	$7,305
Marketable equity securities	—	16,632
	$24,261	$23,937
The total carrying value of all investments on a consolidated basis was approximately $24.3 million and $23.9 million at April 30, 2024 and 2023, respectively.
The U.S. Treasury securities at April 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Due within one year	$24,261	$6,819
Due within two years	—	486
	$24,261	$7,305

In fiscal 2024, 2023 and 2022, the Company’s investment portfolio experienced net realized and unrealized gains of $2.3 million, net unrealized gains of $0.1 million and net unrealized and realized gains of $0.4 million, respectively. The increase in net realized gains in fiscal 2024 compared to the same period in the prior year is due to consolidating our investment portfolio to U.S. treasury securities.

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
The following table presents our assets that we measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 30, 2024				April 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$53,521	$—	$—	$53,521	$81,352	$—	$—	$81,352
U.S. Treasury securities	24,261	—	—	24,261	7,305	—	—	7,305
Marketable securities	—	—	—	—	16,632	—	—	16,632
Total	$77,782	$—	$—	$77,782	$105,289	$—	$—	$105,289
The carrying amounts of cash, trade accounts receivable and unbilled accounts receivable, accounts payable, accrued compensation and related costs and other current liabilities approximate fair value because of their short-term maturities.
(4) Property and Equipment
Property and equipment consisted of the following at April 30, 2024 and 2023 (in thousands):

	2024	2023
Buildings and leasehold improvements	$18,684	$19,714
Computer equipment and purchased software	12,209	13,788
Office furniture and equipment	4,683	5,312
	35,576	38,815
Accumulated depreciation and amortization	(30,022)	(32,371)
	$5,554	$6,444

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
Garvis designed from the ground up an AI-based forecasting solution now called DemandAI+. When combined with Generative AI, DemandAI+ creates a modern, more inclusive, and intuitive planning paradigm that quickly digitizes supply chain relationships and exposes that data to any stakeholder across the organization. By simply asking questions planners, executives, and non-planners alike get answers to unanticipated queries in real-time, providing transparency for more informed decisions that saves precious planning time. Demand AI+, built for the cloud, will be embedded into the Logility Digital Intelligence Platform. The combined solutions will enable a new supply chain planning paradigm with DemandAI+ that moves beyond conventional methods to plan demand and inventory at the speed of the market.
Under the terms of the Garvis Purchase Agreement, the Company acquired the capital stock for cash consideration paid net of cash acquired of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of approximately $529,000, $0 and $0 during fiscal years 2024, 2023 and 2022, respectively. The operating results of Garvis are not material for proforma disclosure. The Company allocated $16.2 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 5, 2023 (in thousands):

		Useful Life
Cash	$67
Accounts receivable, net	352
Current assets	47
Property and equipment, net	27
Goodwill	16,224
Non-compete	2,000	3 years
Current technology	9,000	5 years
Total assets acquired	27,717
Current liabilities	(617)
Long-term liabilities	(1,992)
Total liabilities assumed	(2,609)
Net assets acquired	$25,108
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
Starboard creates an interactive supply chain digital twin of the physical supply chain network and uses gaming technology to provide an intuitive user experience where users can easily explore answers to various "what if" questions. Starboard offers a unique supply chain visualization solution that can optimize for unknown locations, meaning users do not have to map their plans to a physical location. Applying Starboard’s rich set of reference costs with Logility’s lane rates and time data structures, users have the ability to quickly analyze options in regions for which they have no prior data and assess better locations for future plants, warehouses or Third-party logistic locations. The intuitive design and ease of configuration makes the Starboard network design solution stand out. The Starboard software is built for recurring use, eliminating the need for a consulting project to model potential resolutions to unexpected supply chain disruptions. The integration of Starboard’s capabilities into the Logility Digital Intelligence Platform will offer supply chain leaders enhanced integrated business planning outcomes. Users will be able to model a response to disruptions and update their operating plan within the Logility Digital Intelligence Platform in minutes to enact the new operating paradigm.
Under the terms of the Starboard Purchase Agreement, the Company acquired the assets in exchange for a purchase price of approximately $6.5 million in cash, subject to certain post-closing adjustments, plus up to a maximum aggregate amount of $6.0 million (the "Aggregate Maximum Earnout Payment") of contingent earnout payments upon satisfaction of certain subscription revenue targets over a three year earnout period (the "Earnout Period"). For each year of the Earnout Period (each, a "Calculation Period"), the Company will pay, as additional consideration, $2.0 million once subscription revenue (i.e., revenue contracted for and recorded as revenue in accordance with GAAP) for the applicable Calculation Period equals $1.5 million, plus one dollar of additional consideration for each dollar of subscription revenue in excess of $1.5 million, subject to the Aggregate Maximum Earnout Payment. If the subscription revenue for each Calculation Period is less than $1.5 million, no additional payment shall be due for such Calculation Period. The contingent earnout payments are subject to the recipient's continued service with the Company; therefore, any additional consideration will be accounted for as post-combination services and will be expensed in the period(s) payments are accruable. The cumulative earnout paid as of April 30, 2024 was $0. The Company incurred acquisition costs of approximately $0, $186,000 and $0 during fiscal years 2024, 2023 and 2022, respectively. The operating results of Starboard are not material for proforma disclosure. We allocated $3.7 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is deductible for income tax purposes.

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

(6) Income Taxes
Income tax expense from continuing operations consisted of the following:

	Years ended April 30,
	2024	2023	2022
	(in thousands)
Current:
Federal	$5,539	$5,113	$983
State	2,243	1,232	401
	7,782	6,345	1,384
Deferred:
Federal	(4,362)	(3,678)	(685)
State	(1,531)	(429)	(137)
	(5,893)	(4,107)	(822)
	$1,889	$2,238	$562

The Company’s actual income tax expense differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 21.0% for fiscal 2024, 2023 and 2022, to earnings from continuing operations before income taxes as follows:

	Years ended April 30,
	2024	2023	2022
	(in thousands)
Computed “expected” income tax expense	$2,433	$2,566	$2,570
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	747	503	231
Change in valuation allowance	334	181	111
Research and development credits	(880)	(586)	(522)
Dividends received deduction	(209)	(123)	(37)
Excess tax benefits from stock option deductions	—	(70)	(1,727)
Foreign tax credits	(183)	(37)	(44)
Other, net, including permanent items	(353)	(196)	(20)
	$1,889	$2,238	$562

Our effective income tax rates were 16.3%, 18.3% and 4.6%, in fiscal 2024, 2023 and 2022, respectively. Our effective income tax rate takes into account the source of taxable income, by state and available income tax credits. The provision for income taxes in fiscal 2024, 2023 and 2022, includes approximately $0, $83,000 and $2,067,000, respectively, in income tax benefits related to the tax benefits realized from stock option deductions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 2024 and 2023 are presented as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Accruals and expenses not deducted for tax purposes	$185	$221
IRS Section 174 costs	6,341	3,651
State net operating loss carryforwards	1	13
Fixed asset basis differences	—	516
Nonqualified stock options	4,121	2,664
Foreign net operating loss carryforwards	4,886	2,860
Right of use liability	12	117
Tax credit carryforwards	83	83
Total gross deferred tax assets	15,629	10,125
Less valuation allowance	(3,914)	(2,861)
Net deferred tax	11,715	7,264
Deferred tax liabilities:
Capitalized computer software development costs	(3)	(96)
Net gains/losses on trading securities	(40)	(2,160)
Goodwill and intangible assets basis differences	(4,363)	(1,705)
Right of use asset	(11)	(108)
Fixed asset basis differences	(170)	—
Deferred agent commissions	(918)	(900)
Total gross deferred tax liabilities	(5,505)	(4,969)
Net deferred tax assets	$6,210	$2,295
At April 30, 2024, the Company had approximately $42,000 of various state net operating loss carryforwards which are available to offset future state taxable income, if any, through 2039. The Company has foreign branch operations in the United Kingdom and New Zealand. These branches have incurred losses since inception dating back to 2003. The losses have been utilized in the US federal jurisdiction, but have not been utilized in the respective jurisdictions. In addition, the Company has foreign operations in Australia, Belgium, India and Germany, which also have incurred losses since inception. At April 30, 2024, the Company had approximately $19.0 million of net operating loss carryforwards in these foreign jurisdictions, which are available to offset future taxable income. As a result, the Company has recorded a deferred tax asset of $4.9 million related to these losses. Furthermore, the Company does not believe it will realize the benefit of the foreign net operating loss carryforwards in the United Kingdom, New Zealand, Australia, India and Germany and therefore, has established a full valuation allowance against the deferred tax asset associated with these locations.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 30, 2024.

The Company applies the accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company’s recorded unrecognized tax benefits, inclusive of interest and penalties, was immaterial for each of the years ended April 30, 2024, 2023 and 2022.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company’s liability for potential penalties and interest related to uncertain tax positions was immaterial at April 30, 2024 and 2023.

We conduct business globally and, as a result, file consolidated income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2005. We are no longer subject to U.S. Federal income tax examination for years prior to 2019.
During the years ended April 30, 2024, 2023 and 2022 we recorded research and development state tax credits against payroll taxes of approximately $458,000, $470,000 and $561,000, respectively, which reduced general and administrative expenses by the same amount.
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
Stock Option Plans
As of April 30, 2024, the Company has outstanding stock options granted pursuant to two stock option plans. The 2011 Equity Compensation Plan which was effective as of May 17, 2010 and the 2020 Equity Compensation Plan (the "2020 Plan") which was effective as of August 21, 2019 and was amended and restated on April 25, 2023. The 2020 Plan reserves for issuance 6,250,000 shares of Class A Common Stock.

Under the 2020 Plan, as amended and restated, options to purchase Class A common shares are granted in the form of both non-qualified stock options and RSUs. The number of options granted under this plan is determined in each grant. By resolution of the Board of Directors, non-employee directors receive annual grants of RSU's worth approximately $120,000, based on the Company's closing share price on the award date. The RSUs will vest as Class A Shares of the Company in full one year after the grant, subject to the Board members' continued service on the Board though the vesting date. Options are exercisable based on the terms of such options, but no more than six years after the date of grant (or five years for incentive stock options granted to any person who owns 10% or more of the combined voting power of all classes of capital stock of the Company at the time of grant). Incentive and nonqualified options exercisable at April 30, 2024, 2023 and 2022 totaled 2,725,704, 1,818,957 and 1,315,604, respectively. Options available for grant at April 30, 2024, under the 2020 Plan were 248,930 shares.
A summary of changes in outstanding options for the year ended April 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2023	5,273,057	$16.59
Granted*	1,481,000	12.10
Exercised	(26,253)	11.06
Forfeited	(223,800)	14.68
Expired	(101,600)	12.31
Outstanding at April 30, 2024*	6,402,404	$15.71	3.2	$9,750
Exercisable at April 30, 2024	2,725,704	$16.06	2.0	$9,193
*amounts adjusted for rounding

The weighted-average grant date fair value of stock options granted during the years ended April 30, 2024, 2023 and 2022 is $3.85, $5.37 and $6.86, per share, respectively.
A summary of changes in outstanding RSUs for the year ended April 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at May 1, 2023	—	$—
Granted	95,613	11.82
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at April 30, 2024*	95,613	$11.82	0.1	$966,647
Exercisable at April 30, 2024	—	$—	—	$—
*amounts adjusted for rounding
The weighted-average grant date fair value of RSUs granted during the years ended April 30, 2024, 2023 and 2022 is $11.82, $0 and $0, per share, respectively. RSU awards are valued at the fair market value on the date of grant.
The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2024, 2023 and 2022:

	2024	2023	2022
Dividend yield	3.7%	2.7%	1.7%
Expected volatility	43.8%	42.8%	41.3%
Risk-free interest rate	4.1%	3.3%	1.1%
Expected term	5 years	5 years	5 years
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
Options with graded vesting are valued as a single award. The total value of the award is expensed on a straight-line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2024, 2023 and 2022, we issued 26,253, 501,547 and 776,129 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2024, 2023, 2022 based on market value at the exercise dates was $0, $1.1 million and $10.0 million respectively. The fair value of grants vested during the years ended April 30, 2024, 2023 and 2022 was $5.1 million, $4.4 million and $2.8 million, respectively. As of April 30, 2024, unrecognized compensation cost related to unvested stock option awards approximated $13.1 million and is expected to be recognized over a weighted average period of 1.64 years.
Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. Under this repurchase plan, through April 30, 2024, we completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had a $10.2 million impact on fiscal 2024. As of April 30, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
(8) Leases

The Company’s operating leases are related to facility leases for administration and sales personnel. The remaining operating lease has a term of five years. While the remaining lease includes a renewal option, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

	Balance Sheet location	As of April 30, 2024	As of April 30, 2023
Assets
Right of use assets	Other assets	$45	$442

Liabilities
Current lease liabilities	Other current liabilities	47	411
Long-term lease liabilities	Other long-term liabilities	—	65
Total liabilities		$47	$476

Lease cost information related to operating leases is as follows (in thousands):

	Year ended April 30, 2024	Year ended April 30, 2023
Lease cost
Operating lease cost	$331	$515
Short-term lease cost	499	703
Variable lease cost	194	222
Total lease cost	$1,024	$1,440
Lease costs are primarily included in "Sales and marketing" and "General and administrative" expenses in the Company’s consolidated statements of operations.
The impact of the Company's leases on the consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.0 million during fiscal 2024 . The Company did not renew four existing leases and did not execute any new leases during fiscal 2024.
The impact of the Company's leases on consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $1.3 million during fiscal 2023. The Company did not modify any existing leases or execute any new leases during fiscal 2023.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	April 30, 2024	April 30, 2023
Weighted average remaining lease term	0.8 years	1.2 years
Weighted average discount rate	2.3%	3.1%
The following table summarizes the maturity of the Company’s operating lease liabilities as of April 30, 2024 (in thousands):

Years ended April 30:
2025	$47
Thereafter	—
Total operating lease payments	$47
Less imputed interest	—
Total operating lease liabilities	$47

The Company leases to other tenants a portion of its headquarters building that it owns in Atlanta, Georgia. The leases expire at various dates through June 2027. Lease income is included in "Other, net" in the Company’s consolidated statements of operations and totaled approximately $315,000 for the year ending April 30, 2024. Lease payments to be received as of April 30, 2024 are as follows (in thousands):

Years ended April 30:
2025	$102
2026	91
2027	96
Thereafter	16
$305

(9) Commitments and Contingencies
(a) 401(k) Profit Sharing Plan
Employees are offered the opportunity to participate in the Company’s 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to $23,000 of their salary to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company’s profit sharing contribution was $676,000 for fiscal 2024, $444,000 for fiscal 2023 and $444,000 for fiscal 2022.
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
The SCM segment leverages a single platform spanning eight supply chain process areas, including Product, Demand, Inventory, Supply, Network Optimization, Order Response, Supplier Management and Scenario Planning. The Other segment consists of (i) American Software ERP, which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing software and services and (ii) unallocated corporate overhead expenses.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.
Following is information related to each segment as of and for the years ended April 30, 2024, 2023 and 2022, (in thousands):

	2024	2023	2022
Revenue:
Supply Chain Management	$100,398	$106,128	$104,288
Other	2,117	2,124	2,233
	$102,515	$108,252	$106,521
Operating income/(loss):
Supply Chain Management	$24,304	$29,925	$29,164
Other	(20,196)	(20,038)	(17,609)
	$4,108	$9,887	$11,555
Capital expenditures:
Supply Chain Management	$449	$1,813	$704
Other	155	2,375	266
	$604	$4,188	$970
Depreciation and amortization:
Supply Chain Management	$3,742	$2,665	$3,755
Other	697	496	383
	$4,439	$3,161	$4,138
Interest income:
Supply Chain Management	$1,058	$584	$27
Other	2,762	1,566	364
	$3,820	$2,150	$391
Earnings/(loss) before income taxes:
Supply Chain Management	$26,389	$30,288	$28,722
Other	(14,806)	(18,065)	(16,486)
	$11,583	$12,223	$12,236

	April 30, 2024	April 30, 2023
	(in thousands)
Total Consolidated Assets:
Supply Chain Management	$133,609	$99,418
Other	58,835	95,450
	$192,444	$194,868
International Revenue and Significant Clients
International revenue approximated $21.6 million or 21%, $23.9 million or 22% and $20.4 million or 16%, of consolidated revenue for the years ended April 30, 2024, 2023 and 2022, respectively and were derived primarily from clients in Canada and Europe. International revenue is based on the delivery of software and performance of services.
No single client accounted for more than 10% of total revenue for the years ended April 30, 2024, 2023 and 2022.
(11) Divestitures
Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology staffing firm, The Proven Method, Inc., ("TPM") to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $300,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 12, 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheet as of April 30, 2024. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-based supply chain management platform.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of TPM are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and in the Notes to Consolidated Financial Statements. TPM was previously reported in the former IT Consulting segment.

In the Company's most recently filed Form 10-Q's for the quarterly periods ended October 31, 2023 and January 31, 2023, current assets and current liabilities of TPM as of April 30, 2023 were incorrectly presented as discontinued operations in the Condensed Consolidated Balance Sheets. These assets and liabilities were not included within the disposal group and therefore have been reclassified to be correctly presented as current assets and current liabilities in the accompanying Consolidated Balance Sheets. Also, during fiscal 2024, the Company identified two errors impacting TPM, both of which originated during or prior to 2018, were determined to be immaterial to all prior periods impacted, and have been corrected in the impacted periods presented herein or by adjusting opening balances as of the beginning of the earliest period presented. The first error resulted in an understatement of professional services and other cost of revenue and an understatement of other current liabilities. Subsequent to presenting the results of TPM as discontinued operations, the amounts related to the error resulted in an adjustment to (decrease) increase earnings from operations of discontinued operations by ($111,000), and $23,000 for the years ended April 30, 2023 and 2022, respectively. The error also resulted in an increase to retained deficit and other current liabilities of approximately $1.0 million as of the beginning of the year ended April 30, 2022. The second error resulted in a $752,000 increase to retained deficit and corresponding decrease in accounts receivable as of the beginning of the year ended April 30, 2022.

The following is selected financial information included in Earnings from discontinued operations for TPM:

	Year ended April 30,
	2024	2023	2022
Revenue	$4,932	$15,407	$21,032
Cost of revenue	3,959	12,466	16,454
Total operating expenses	$718	$2,387	$2,954
Gain on disposal of discontinued operations	$2,124	$—	$—
Earnings before income taxes	$2,379	$554	$1,624
Income tax expense	700	227	493
Earnings from discontinued operations, net of taxes	$1,679	$327	$1,131
Other Divestitures
On November 15 2023, we signed an asset purchase agreement for the sale of our Transportation Rating Solutions ("TRS") business which consists of on-premise freight shipping solutions for LTL, truckload and rail shipments within North America to FOG Software Group ("FOG") a division of Vela Software for approximately $1.1 million in cash, of which, $440,000 is subject to various holdback provisions, which expired 120 days following the date of the agreement. The divestiture of TRS will allow us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-based supply chain management platform. The purchase price is subject to a working capital adjustment. We recognized a pre-tax gain of approximately $1.4 million which is recorded within Other Income in the accompanying Consolidated Statement of Operations for the year ended 2024. Earnings from the business were not material and the results of the business through the date of sale were reflected in continuing operations within the SCM segment.
(12) Subsequent Events
On May 30, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable to the Company’s Class A and Class B Shareholders of record at the close of business on August 16, 2024, to be paid on or about August 30, 2024.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under the heading "Management's Report on Internal Control Over Financial Reporting."

In light of the material weakness described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in this Annual Report on

Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was not effective as of April 30, 2024 because of the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified that certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues were not designed or operated effectively. These ineffective controls were attributable to insufficient risk assessment, policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.

These control deficiencies resulted in immaterial misstatements in related accounts. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2024.

In connection therewith, our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 above.

Management’s Plan to Remediate the Identified Material Weaknesses

As of April 30, 2024, the Company continues its remediation efforts. The Company has implemented enhanced policies and procedures over reconciliations and related training, including a focus on risk assessment and expectations and procedures for investigating and resolving reconciling items on a timely basis. In addition, the Company has increased its usage of its financial close management software in order to strengthen account reconciliation accuracy, tracking, and reporting.

We plan to have designed and implemented enhanced policies and procedures and controls necessary to fully remediate the material weakness before July 31, 2024, but the material weakness cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management and our auditor KPMG LLP, to test and to conclude on the design and operating effectiveness of the controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or about July 8, 2024 (the "Proxy Statement") under the captions “Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” and “Committees of the Board of Directors.”
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
1. Financial statements; All financial statements of the Company as described in Item 8 of this report on Form 10-K.
2. Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Consolidated Valuation Accounts—for the three years ended April 30, 2024	88
All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits
The following exhibits are filed herewith or incorporated herein by reference:

2.1	Stock Purchase Agreement, dated as of September 5, 2023, among Logility, Inc., each of the shareholders of Garvis AI Limited and Piet Buyck, as Shareholder Representative.

3.1	The Company’s Amended and Restated Articles of Incorporation and amendments thereto.(1)(P)

3.2	The Company’s Amended and Restated By-Laws dated May 18, 2009.(2)

10.1	American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(3)(P)

10.2	Amendment to American Software, Inc. 401(k)/Profit Sharing Plan and Trust Agreement.(4)

10.3	The Company’s 2011 Equity Compensation Plan, as amended.(5)

10.4	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and Vincent C. Klinges.(7)

10.5	Retention Agreement, dated as of July 11, 2016, by and between American Software, Inc. and H. Allan Dow.(8)

10.6	The Company’s 2020 Equity Compensation Plan.(9)

10.7	Advisor Agreement effective February 21, 2024 by and between James C. Edenfield and Logility, Inc. (11)

10.8	Reclassification Agreement, dated as of April 10, 2024 by and between American Software, Inc. and James C. Edenfield. (12)

19	Insider Trading Policy

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(10)Incorporated by reference herein. Filed by the Company as exhibit 2.1 to its current report on Form 8-K filed on September 7, 2023.
(11)Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K filed on February 21, 2024.
(12)Incorporated by reference herein. Filed by the Company as exhibit 10.1 to its current report on Form 8-K filed on April 11, 2024.

SCHEDULE II
AMERICAN SOFTWARE, INC.
CONSOLIDATED VALUATION ACCOUNTS
Years ended April 30, 2024, 2023, 2022
(In thousands)
Allowance for Doubtful Accounts

Year ended:	Balance at beginning of year	Amounts charged to expense	Other Additions (1)	Deductions (2)	Balance at end of year
April 30, 2024	$418	—	—	275	$143
April 30, 2023	$423	—	—	5	$418
April 30, 2022	$430	—	—	7	$423
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
Date: June 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James B. Miller, Jr.	Chairman and Director	June 28, 2024
James B. Miller, Jr.

/s/ H. Allan Dow	Chief Executive Officer and President (Principal Executive Officer) and Director	June 28, 2024
H. Allan Dow

/s/ W. Dennis Hogue	Director	June 28, 2024
W. Dennis Hogue

/s/ Thomas L. Newberry, V.	Director	June 28, 2024
Thomas L. Newberry, V.

/s/ Celena Matlock	Director	June 28, 2024
Celena Matlock

/s/ Matthew G. McKenna	Director	June 28, 2024
Matthew G. McKenna

/s/ Lizanne Thomas	Director	June 28, 2024
Lizanne Thomas

/s/ Nicole Wu	Director	June 28, 2024
Nicole Wu

/s/ Vincent C. Klinges	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 28, 2024
Vincent C. Klinges

/s/ Bryan L. Sell	Controller (Principal Accounting Officer)	June 28, 2024
Bryan L. Sell