Form 10-Q
period 2024-07-31
AMERICAN SOFTWARE INC
filed 2024-08-30
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 27, 2024
Class A Common Stock, $.10 par value	33,659,006 Shares

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended July 31, 2024

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
American Software, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of	As of
	July 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$53,917	$59,512
Investments	38,038	24,261
Trade accounts receivable, less allowance for doubtful accounts of $201 at July 31, 2024 and $143 at April 30, 2024:
Billed	16,852	28,043
Unbilled	774	296
Prepaid expenses and other current assets	6,004	6,584
Total current assets	115,585	118,696
Property and equipment, net of accumulated depreciation of $30,350 at July 31, 2024 and $30,022 at April 30, 2024	5,362	5,554
Goodwill	45,782	45,782
Other intangibles, net of accumulated amortization of $17,488 at July 31, 2024 and $16,639 at April 30, 2024	9,718	10,567
Deferred tax assets	8,490	7,588
Other assets	4,006	4,257
Total assets	$188,943	$192,444
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250	$1,248
Accrued compensation and related costs	2,888	2,805
Dividends payable	3,662	3,657
Other current liabilities	6,424	5,012
Deferred revenue	42,803	47,621
Total current liabilities	57,027	60,343
Other long-term liabilities	1,462	1,620
Total liabilities	58,489	61,963
Shareholders’ equity:
Common stock:
Class A, $0.10 par value. Authorized 50,000,000 shares: 37,008,055 shares issued and outstanding at July 31, 2024 and 36,933,495 shares issued and outstanding at April 30, 2024	3,701	3,693
Class B, $0.10 par value. Authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at July 31, 2024 and April 30, 2024; convertible into Class A Common Shares on a one-for-one basis	182	182
Additional paid-in capital	190,908	189,330
Retained deficit	(28,543)	(26,930)
Class A treasury stock, 5,534,953 shares at July 31, 2024 and 5,534,953 shares at April 30, 2024, at cost	(35,794)	(35,794)
Total shareholders’ equity	130,454	130,481
Commitments and contingencies
Total liabilities and shareholders’ equity	$188,943	$192,444
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2024	2023
Revenues:
Subscription fees	$14,791	$13,764
License	241	289
Professional services and other	3,870	3,685
Maintenance	7,290	8,163
Total revenues	26,192	25,901
Cost of revenues:
Subscription fees	4,694	4,217
License	44	72
Professional services and other	2,696	3,060
Maintenance	1,290	1,695
Total cost of revenues	8,724	9,044
Gross margin	17,468	16,857
Research and development	4,364	4,249
Sales and marketing	5,636	5,731
General and administrative	5,433	5,461
Amortization of acquisition-related intangibles	191	25
Total operating expenses	15,624	15,466
Operating income	1,844	1,391
Other income:
Interest income	937	1,089
Other, net	198	798
Earnings before income taxes	2,979	3,278
Income tax expense	925	664
Net earnings from continuing operations	$2,054	$2,614
Discontinued operations (Note F)
Earnings from operations of discontinued operations	—	176
Income tax expense of discontinued operations	—	42
Earnings from discontinued operations, net of income taxes	—	134
Net earnings	$2,054	$2,748
Earnings per common share from continuing operations (a):
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Earnings per common share from discontinued operations (a):
Basic	$—	$—
Diluted	$—	$—
Earnings per common share: (a)
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Cash dividends declared per common share	$0.11	$0.11
Shares used in the calculation of earnings per common share:
Basic	33,284	34,155
Diluted	33,307	34,160
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Class A shares are shown above. Diluted earnings per share for Class B shares under the two-class method are $0.06 and $0.08 for the three months ended July 31, 2024 and 2023. See Note D to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common stock				Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
	Class A		Class B
For the Three Months Ended July 31, 2023	Shares	Amount	Shares	Amount

Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(23,479)	$(25,559)	$137,557
Issuance of common stock for equity incentive awards	22,253	2	—	—	244	—	—	246
Stock-based compensation	—	—	—	—	1,554	—	—	1,554
Net earnings	—	—	—	—	—	2,748	—	2,748
Dividends declared*	—	—	—	—	—	(3,757)	—	(3,757)
Balance at July 31, 2023	36,929,495	$3,693	1,821,587	$182	$184,520	$(24,488)	$(25,559)	$138,348
For the Three Months Ended July 31, 2024
Balance at April 30, 2024	36,933,495	$3,693	1,821,587	$182	$189,330	$(26,930)	$(35,794)	$130,481
Issuance of common stock for equity incentive awards	74,560	8	—	—	(8)	—	—	—
Stock-based compensation	—	—	—	—	1,586	—	—	1,586
Net earnings	—	—	—	—	—	2,054	—	2,054
Dividends declared*	—	—	—	—	—	(3,667)	—	(3,667)
Balance at July 31, 2024	37,008,055	$3,701	1,821,587	$182	$190,908	$(28,543)	$(35,794)	$130,454
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements

American Software, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$2,054	$2,748
Earnings from discontinued operations, net of tax	—	(134)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,188	731
Stock-based compensation expense	1,586	1,546
Net gain on investments	(191)	(755)
Deferred income taxes	(1,072)	(657)
Changes in operating assets and liabilities:
Purchases of trading securities	(17,956)	—
Proceeds from sales and maturities of trading securities	4,370	3,251
Accounts receivable, net	10,713	3,973
Prepaid expenses and other assets	820	2,053
Accounts payable and other liabilities	1,507	(2,403)
Deferred revenue	(4,818)	(3,327)
Net cash (used in) provided by operating activities of continuing operations	(1,799)	7,026
Net cash provided by operating activities of discontinued operations	—	142
Net cash (used in) provided by operating activities	(1,799)	7,168
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(136)	(467)
Net cash used in investing activities of continuing operations	(136)	(467)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	246
Dividends paid	(3,660)	(3,756)
Net cash used in financing activities of continuing operations	(3,660)	(3,510)
Net change in cash and cash equivalents	(5,595)	3,191
Cash and cash equivalents at beginning of period	59,512	90,696
Cash and cash equivalents at end of period	$53,917	$93,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$—	$—
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,662	$3,758

See accompanying notes to condensed consolidated financial statements—unaudited.

AMERICAN SOFTWARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
July 31, 2024
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("condensed consolidated financial statements") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at July 31, 2024, results of operations for the three months ended July 31, 2024 and 2023, consolidated statements of shareholders’ equity for the three months ended July 31, 2024 and 2023, and cash flows for the three months ended July 31, 2024 and 2023. The Company’s results for the three months ended July 31, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended April 30, 2024. The terms “fiscal 2025” and “fiscal 2024” refer to our fiscal years ending April 30, 2025 and 2024, respectively.
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
Recent Accounting Pronouncements
ASU 2023-07 — In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending April 30, 2025.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three months ended July 31, 2024 and 2023.
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
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the three months ended July 31, 2024, we recognized $19.4 million of revenue that was included in the deferred revenue balance as of April 30, 2024.

	July 31, 2024	April 30, 2024
	(in thousands)
Deferred revenue	$42,803	$47,621

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of July 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $125.0 million. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Revenues:
Domestic	$20,492	$20,548
International	5,700	5,353
	$26,192	$25,901
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

    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. Total deferred commissions at July 31, 2024 and April 30, 2024 were $2.2 million and $2.5 million, respectively. Amortization of sales commissions was $0.4 million and $0.4 million for the three months ended July 31, 2024 and 2023, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On May 30, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A and Class B common stock. The cash dividend is payable on August 30, 2024 to Class A and Class B shareholders of record at the close of business on August 16, 2024.
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
The following tables set forth the computation of basic earnings per common share and diluted earnings per common share (in thousands except for per share amounts):

Basic earnings per common share:

	Three Months Ended July 31, 2024		Three Months Ended July 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.11	$0.11
Undistributed losses	(0.05)	(0.05)	(0.03)	(0.03)
Total from continuing operations	$0.06	$0.06	$0.08	$0.08
Total	$0.06	$0.06	$0.08	$0.08
Distributed earnings	$3,462	$200	$3,558	$200
Undistributed losses	(1,520)	(88)	(956)	(54)
Total from continuing operations	$1,942	$112	$2,468	$146
Total from discontinued operations	—	—	134	—
Total	$1,942	$112	$2,602	$146
Basic weighted average common shares outstanding	31,462	1,822	32,333	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended July 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$1,942	31,462	$0.06
Common Stock Equivalents	—	23	—
	1,942	31,485	0.06
Class B Common Share Conversion*	112	1,822	—
Diluted EPS for Class A Common Shares	$2,054	33,307	$0.06

Three Months Ended July 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,602	32,333	$0.08
Common Stock Equivalents	—	5	—
	2,602	32,338	0.08
Class B Common Share Conversion	146	1,822	—
Diluted EPS for Class A Common Shares	$2,748	34,160	$0.08

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended July 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$112	1,822	$0.06
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$112	1,822	$0.06

Three Months Ended July 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$146	1,822	$0.08
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$146	1,822	$0.08

____________
*Amounts adjusted for rounding

For the three months ended July 31, 2024 and 2023 we excluded options to purchase 6,395,415 and 5,799,695 Class A Common Shares, respectively, because the exercise prices of those options were greater than the average market price of the Class A Common Shares during the applicable period. As of July 31, 2024, we had a total of 6,109,404 options outstanding and as of July 31, 2023, we had a total of 6,088,804 options outstanding. As of July 31, 2024, we had a total of 104,640 RSUs outstanding and as of July 31, 2023, we had a total of 74,560 RSUs outstanding.
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
Under the terms of the Garvis Purchase Agreement, the Company acquired the capital stock for cash consideration paid, net of cash acquired, of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of $0 and $0 during the three months ended July 31, 2024 and 2023, respectively. The operating results of Garvis are not material for proforma disclosure. The Company allocated $16.2 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 5, 2023 (in thousands):

		Useful Life
Cash	67
Accounts receivable, net	352
Current assets	47
Property and equipment, net	27
Goodwill	16,224
Non-compete	2,000	3 years
Current technology	9,000	5 years
Total assets acquired	27,717
Current liabilities	(617)
Long-term liabilities	(1,992)
Total liabilities assumed	$(2,609)
Net assets acquired	$25,108
Current technology and non-compete agreements are being amortized on a straight-line basis over the remaining estimated economic life of the assets, including the period being reported.

F. Divestitures
Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology staffing firm, TPM to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $300,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 12, 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheet as of July 31, 2024. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of TPM are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results in the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and in the Notes to Condensed Consolidated Financial Statements. TPM was previously reported in the former IT Consulting
The following is selected financial information included in Earnings from discontinued operations for TPM:

	Three Months Ended July 31,
	2024	2023
Revenue	$—	$3,266
Cost of revenue	—	2,551
Total operating expenses	$—	$539
Earnings before income taxes	$—	$176
Income tax expense		42
Earnings from discontinued operations, net of taxes	$—	$134

G. Stock-Based Compensation
The Compensation Committee of our Board of Directors awarded RSUs to independent directors not employed by the Company that will vest, and shares of Class A common stock will be issued, on the first anniversary of the date of the grant. In addition, stock option grants for employees and contractors for Class A common shares were issued, as follows:

	Three Months Ended July 31,
	2024	2023
Awards granted:
Options	255,000	880,000
RSUs	83,587	74,560
Total awards granted	338,587	954,560

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options of approximately $1.3 million and $1.4 million of which, $0 and $8,000 was included in discontinued operations, and income tax expense of approximately $418,000 and $0 from option expirations during the three months ended July 31, 2024 and 2023, respectively. The Company recorded compensation cost related to RSUs of approximately $0.3 million and $0.2 million during the three months ended July 31, 2024 and 2023, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the three months ended July 31, 2024 and 2023, we issued 0 and 22,253 shares of Class A common stock, respectively, resulting from the exercise of stock options. During the three months ended July 31, 2024 and 2023, we issued 74,560 and 0 shares of Class A common stock, respectively, resulting from the vesting of RSUs. The total intrinsic value of options exercised during the three months ended July 31, 2024 and 2023 based on market value at the exercise dates was approximately $0 and $40,000, respectively. The total intrinsic value of RSUs released during the three months ended July 31, 2024 and 2023 based on market value at the exercise dates was approximately $889,974 and $0, respectively. As of July 31, 2024, unrecognized compensation cost related to unvested stock option and RSU awards approximated $12.2 million and $0.7 million, which we expect to recognize over a weighted average period of 1.55 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2024 and April 30, 2024, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	July 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$48,365	$—	$—	$48,365
U.S. Treasury securities	38,038	—	—	38,038
Total	$86,403	$—	$—	$86,403

	April 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$53,521	$—	$—	$53,521
U.S. Treasury securities	24,261	—	—	24,261
Total	$77,782	$—	$—	$77,782

I. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. We have completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had no impact on fiscal 2025. As of July 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.

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
During the first quarter of fiscal 2025, the Company changed the structure of its internal organization to accelerate the execution of its strategy, including strengthening the Company’s ability to deliver strong financial performance, drive growth in its SCM service offerings, meet changing customer demands in supply chain networks, achieve cost savings and enable strategic innovation across the Company’s SCM businesses. The result of this change was that the operating results related to the Company's subsidiary New Generation Computing's legacy enterprise resource planning business was repositioned out of the SCM segment and into the Other segment. Certain prior year amounts have been recast to conform to fiscal 2025 presentation. Furthermore, this change had no effect on our previously reported consolidated financial position or results of operations.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.

In the following table, we have broken down the intersegment transactions applicable to the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,
	2024	2023
Revenue:
Supply Chain Management	$25,359	$24,969
Other	833	932
	$26,192	$25,901
Operating income\(loss):
Supply Chain Management	$6,577	$6,170
Other	(4,733)	(4,779)
	$1,844	$1,391
Capital expenditures:
Supply Chain Management	$7	$350
Other	129	117
	$136	$467
Depreciation and amortization:
Supply Chain Management	$1,020	$550
Other	168	181
	$1,188	$731
Earnings\(loss) before income taxes:
Supply Chain Management	$7,105	$6,416
Other	(4,126)	(3,138)
	$2,979	$3,278
L. Major Clients
No single client accounted for more than 10% of total revenue for the three months ended July 31, 2024 and 2023.

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
N. Subsequent Events
On August 20, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Class A common stock. The cash dividend is payable on November 29, 2024 to Class A shareholders of record at the close of business on November 15, 2024.
On August 20, 2024, the Company consummated the previously announced reclassification (the “Reclassification”) of the Company’s common stock to eliminate its Class B Common Stock. In connection with the Reclassification, the Company issued 2,185,904 shares of Class A Common Stock to James C. Edenfield, the beneficial owner of all of the issued and outstanding shares of the Class B Shares (the “Class B Shareholder”), pursuant to that certain Reclassification Agreement, dated April 10, 2024 (the “Reclassification Agreement”), by and between the Company and the Class B Shareholder. Pursuant to the Reclassification Agreement, the Company amended and restated its Amended and Restated Articles of Incorporation (the “Second Amended and Restated Articles”), which the Company filed with the Secretary of State of the State of Georgia on August 21, 2024 (the “Effective Time”) to give effect to the Reclassification and the other amendments approved by the Registrant’s shareholders at the Company’s annual meeting of shareholders held on August 20, 2024. Following the Effective Time, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.2 shares of the Company’s Common Stock (formerly known, after giving effect to the Second Amended and Restated Articles, as Class A Common Stock). The shares issued to the Class B Shareholder were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.

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
Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing U.S. and global economic uncertainty, the timing and degree of business recovery, the irregular pattern of our revenue, dependence on particular market segments or clients, competitive pressures, delays, product liability and warranty claims and other risks associated with new product development, undetected software errors, market acceptance of our products, technological complexity, undetected software errors; potential product liability or warranty claims; risks associated with new product development; the challenges and risks associated with integration of acquired product lines, companies and services, uncertainty about the viability and effectiveness of strategic alliances; as well as a number of other risk factors that could affect our future performance. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. We discuss certain factors in greater detail in “Business Overview” below.
ECONOMIC OVERVIEW
In July 2024, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2024. The update noted that, “Global growth is projected to be in line with the April 2024 World Economic Outlook (WEO) forecast, at 3.2 percent in 2024 and 3.3 percent in 2025.
Services inflation is holding up progress on disinflation, which is complicating monetary policy normalization. Upside risks to inflation have thus increased, raising the prospect of higher for even longer interest rates, in the context of escalating trade tensions and increased policy uncertainty. The policy mix should thus be sequenced carefully to achieve price stability and replenish diminished buffers."
For fiscal 2025, we believe that the important nature of our software, combined with a challenging global macro economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the U.S. and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
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
Our platform is highly regarded by clients and industry analysts alike. Logility, is positioned by Gartner as a Leader in the 2024 Gartner Magic Quadrant for Supply Chain Planning Solutions. The evaluation was based on the company’s overall Completeness of Vision and Ability to Execute. Quadrant Knowledge Solutions also positioned Logility as a leader in their SPARK Matrix report for Global Supply Chain Inventory Optimization 2024. We believe our platform is rated highly due to our flexible advanced analytics, underlying SaaS architecture, ease of integration with third-party systems, lower total cost of ownership relative to competitors and the broad scope of supply chain planning functions supported.

Logility is also a leader in multiple IDC MarketScape reports including; the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. Logility, Inc. was also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Holistic Supply Planning 2022 Vendor Assessment.
We serve approximately 550 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our solutions are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our solutions may be deployed in the cloud or with existing on-premise clients who may require additional components. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report for fiscal 2024. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (the “SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2024	2023	2024 vs. 2023
Revenue:
Subscription fees	56%	53%	7%
License	1%	1%	(17)%
Professional services and other	15%	14%	5%
Maintenance	28%	32%	(11)%
Total revenue	100%	100%	1%
Cost of revenue:
Subscription fees	18%	16%	11%
License	—%	—%	(39)%
Professional services and other	10%	12%	(12)%
Maintenance	5%	7%	(24)%
Total cost of revenue	33%	35%	(4)%
Gross margin	67%	65%	4%
Research and development	17%	16%	3%
Sales and marketing	22%	22%	(2)%
General and administrative	21%	21%	3%
Total operating expenses	60%	59%	1%
Operating income	7%	6%	33%
Other income:
Other, net	4%	7%	(40)%
Earnings before income taxes	11%	13%	(9)%
Income tax expense	4%	3%	39%
Net earnings from continuing operations	7%	10%	(21)%
Earnings from discontinued operations, net of income taxes	—%	1%	nm
Net earnings	7%	11%	(25)%
nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023
REVENUE

	Three Months Ended July 31,
				% of Total Revenue
	2024	2023	% Change	2024	2023
	(in thousands)
Subscription fees	$14,791	$13,764	7%	56%	53%
License	241	289	(17)%	1%	1%
Professional services and other	3,870	3,685	5%	15%	14%
Maintenance	7,290	8,163	(11)%	28%	32%
Total revenue	$26,192	$25,901	1%	100%	100%

For the three months ended July 31, 2024, revenue increased by 1% when compared to the same period last year, which was attributable primarily to a 7% increase in subscription fees, a 5% increase in professional services and other revenue, partially offset by a 17% decrease in license revenue and an 11% decrease in maintenance revenue.
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
International revenue represented approximately 22% and 21% of total revenue in the three months ended July 31, 2024 and 2023. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended July 31,
	2024		2023	% Change
	(in thousands)
Supply Chain Management	$14,760		$13,704	8%
Other	$31		$60	(48)%
Total subscription fees revenue	$14,791	14791000	$13,764	7%

For the three months ended July 31, 2024, subscription fees revenue increased 7%, when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts. For both the three months ended July 31, 2024 and 2023, our SCM segment constituted 100% of total subscription fee revenue.
The direct sales channel provided 100% of license fee revenues for both the three months ended July 31, 2024 and 2023, due to expanding user licenses and products.
For the three months ended July 31, 2024 and 2023 our margins after commissions on direct sales were approximately 94% and 92%, respectively. Margins are directly related to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement. For the three months ended July 31, 2024 and 2023, our margins after commissions on indirect sales were approximately 57% and 56%, respectively. The indirect channel margins increased for the three months ended July 31, 2024 compared to the same periods in the prior year due to the mix of VAR commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

License Revenue

	Three Months Ended July 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$225	$273	(18)%
Other	16	16	—%
Total license revenue	$241	$289	(17)%

For the three months ended July 31, 2024, license fee revenue decreased 17%, when compared to the same period in the prior year, which was primarily attributable to our SCM segment. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients, as the market and we have moved away from on-premise licensed software. The decrease is due to the timing of purchases and the trend of on-premise clients moving to SaaS. For the three months ended July 31, 2024 and 2023, our SCM segment constituted 93% and 94%, respectively of total license fee revenue. Our Other segment revenue remained flat for the three months ended July 31, 2024 when compared to the same period in the prior year primarily due to timing of sales to our existing ERP clients.

Professional Services and Other Revenue

	Three Months Ended July 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$3,535	$3,301	7%
Other	335	385	(13)%
Total professional services and other revenue	$3,870	$3,686	5%

For the three months ended July 31, 2024, professional services and other revenue increased by 5%, when compared to the same period in the prior year, primarily due to higher professional services and other revenue derived from our SCM. For the three months ended July 31, 2024, our SCM segment’s revenue increased 7% when compared to the same period in the prior year, primarily due to increased bookings in recent quarters resulting in increased project work and the timing of implementation project work in recent periods. For the three months ended July 31, 2024, our Other segment’s revenue decreased 13% when compared to the same period in the prior year, primarily due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended July 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$6,839	$7,691	(11)%
Other	451	472	(4)%
Total maintenance revenue	$7,290	$8,163	(11)%

For the three months ended July 31, 2024, maintenance revenue decreased 11% when compared to the same period in the prior year, mainly due to our SCM segment. Our SCM maintenance revenue decreased 11% for the three months ended July 31, 2024, when compared to the same period last year due to normal client attrition and clients converting from on-premise support to our SaaS cloud platform. The SCM segment accounted for 94% of total maintenance revenue for the three months ended July 31, 2024 and 2023. Our Other segment revenue decreased 4% for the three months ended July 31, 2024 when compared to the same period last year. Typically, our maintenance revenue has had a direct relationship to current and historic license fee revenue, since licenses are the source of maintenance clients.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended July 31,
	2024	%	2023	%
Gross margin on subscription fees	$10,097	68%	$9,547	69%
Gross margin on license fees	197	82%	217	75%
Gross margin on professional services and other	1,174	30%	625	17%
Gross margin on maintenance	6,000	82%	6,468	79%
Total gross margin	$17,468	67%	$16,857	65%
For the three months ended July 31, 2024, our total gross margin percentage increased by 2%, when compared to the same period in the prior year, primarily due to higher margins on professional services and other, license fees and maintenance.
Gross Margin on Subscription Fees
For the three months ended July 31, 2024, our gross margin percentage on subscription fees revenue slightly decreased from 69% to 68%, when compared to the same period in the prior year, primarily due to increased hosting costs and increased amortization of acquired software.
Gross Margin on License Fees
License fee gross margin percentage for the three months ended July 31, 2024 increased 7%, respectively, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenue due to the sales mix between our direct and indirect channels.
Gross Margin on Professional Services and Other
For the three months ended July 31, 2024, our gross margin percentage on professional services and other revenue increased to 30% , an increase of 13% over the same period in the prior year, primarily due to an increase in revenues and staff utilization. Our gross margin percentage on professional services and other revenue in our SCM segment increased to 30% for the three months ended July 31, 2024, up 15% over the same period in the prior year. Our Other segment professional services gross margin slightly decreased from 43% to 42% for the three months ended July 31, 2024 when compared to the same period in the prior year. Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing and staff utilization, which is relatively inelastic in the short term.
Our SCM segment was 91% and 90% of the Company’s professional services and other revenue for the three months ended July 31, 2024 and 2023, respectively. Our Other segment was 9% and 10% of the Company’s professional services and other revenue for the three months ended July 31, 2024 and 2023, respectively.
Gross Margin on Maintenance
Maintenance gross margin percentage for the three months ended July 31, 2024 increased 3%, respectively, when compared to the same period in the prior year. The increase is primarily due to a decrease in personnel costs when compared to the same periods in the prior year. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended July 31,
	2024	2023	% of Revenue
			2024	2023
	(in thousands)
Research and development	$4,364	$4,249	17%	16%
Sales and marketing	$5,636	$5,731	22%	22%
General and administrative	$5,433	$5,461	21%	21%
Amortization of acquisition-related intangible assets	$191	$25	1%	—%
Other income	$1,135	$1,887	4%	7%
Income tax expense	$925	$664	4%	3%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended July 31,
	2024	2023	% Change
	(in thousands)
Total research and development expense	$4,364	$4,249	3%
Percentage of total revenue	17%	16%
Total amortization of capitalized computer software development costs *	$10	$138	(93)%
*Included in cost of license fees and subscription fees.

For the three months ended July 31, 2024, total product research and development costs increased by 3% when compared to the same period in the previous year. The increase is primarily due to an increase in personnel costs, an increase in the use of third-party contractors, an increase in recruiting fees and in increase in dues and subscriptions. For the three months ended July 31, 2024 and 2023, amortization of capitalized software development costs decreased 93%, as most projects were fully amortized.
Sales and Marketing
For the three months ended July 31, 2024 and 2023 sales and marketing expenses as a percentage of revenue remained flat at 22%, which is primarily due to cost containment.
General and Administrative
For the three months ended July 31, 2024, general and administrative expenses remained flat at 21%.
At July 31, 2024, the total number of full-time personnel was 410, which includes 324 employees and 86 third-party contractors, compared to 489 full-time personnel, which includes 379 employees and 110 third-party contractors at July 31, 2023.

Operating Income/(Loss)

	Three Months Ended July 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$6,577	$6,170	7%
Other*	(4,733)	(4,779)	(1)%
Total operating income	$1,844	$1,391	33%

*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 7% for the three months ended July 31, 2024, when compared to the same period in the prior year primarily due to an increase in subscription and other recurring revenue and professional services and other revenue.
Our Other segment operating loss decreased by 1% for the three months ended July 31, 2024, when compared to the same period in the prior year due primarily to decreases in professional services, the use of third party contractors and insurance.
Other Income
Other income is comprised of net interest and dividend income, rental income, asset gains and losses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended July 31, 2024, the decrease in Other income is mainly due to an increase in unrealized losses and a decrease in interest income, partially offset by an increase in realized gains, when compared to the same period in the prior year. We recorded unrealized losses of approximately $0.5 million and realized gains of approximately $0.6 million for the three months ended July 31, 2024 from our trading securities portfolio.
For the three months ended July 31, 2024 and 2023, our investments generated an annualized yield of approximately 5.31% and 4.04%, respectively.
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
During the three months ended July 31, 2024 and 2023, we recorded income tax expense from continuing operations of $925,000 and $664,000, respectively, which included discrete stock compensation expense of $418,000 and $0, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax costs, our effective tax rate in the three months ended July 31, 2024 and 2023 would have been 17.0% and 20.2%, respectively. In addition, research and development credits and various permanent differences reduced our effective tax rate by 6.6% and 3.6%, respectively, in the three months ended July 31, 2024, compared to a reduction of 2.8% and 2.2%, respectively, in the three months ended July 31, 2023.
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
The following table shows information about our cash flows and liquidity positions during the three months ended July 31, 2024 and 2023. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report for fiscal 2024.

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	(1,799)	7,168
Net cash used in investing activities	(136)	(467)
Net cash used in financing activities of continuing operations	(3,660)	(3,510)
Net change in cash and cash equivalents	$(5,595)	$3,191
For the three months ended July 31, 2024, the net decrease in cash used in operating activities when compared to cash provided by operating activities in the same period last year was due primarily to the following: (1) an increase in the purchases of trading securities, (2) a higher decrease in deferred revenue when compared to the same period last year due to timing of revenue recognition, (3) a decrease in prepaid expenses and other assets when compared to the same period last year due to the timing of purchases, (4) a decrease in net earnings and (5) an increase in deferred tax assets relative to a lower increase in the prior year.
This net decrease used in operating activities was partially offset by: (1) a larger decrease in client accounts receivable when compared to the same period last year due to the timing of closing client sales and related collections, (2) an increase in accounts payable and other liabilities compared to the same period last year due to timing of payments, (3) an increase in the proceeds from the maturity and sales of trading securities, (4) a decrease in gains on our investments portfolio and (5) higher depreciation and amortization expense due to the acquisition of Garvis.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to a decrease in purchases of property and equipment.
The increase in cash used in financing activities when compared to the prior year was due primarily to decreases in dividends paid and in proceeds from exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of July 31,
	2024	2023

Cash and cash equivalents	$53,917	$93,479
Short and long-term investments	38,038	21,442
Total cash and short and long-term investments	91,955	114,921
Net decrease in total cash and investments during the three months ended July 31,	$8,182	$696
Our total activities used more cash and investments during the three months ended July 31, 2024, when compared to the prior year period, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 61 days as of July 31, 2024, compared to 76 days as of July 31, 2023. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.0 to 1 on July 31, 2024 and 2.9 to 1 on July 31, 2023.
Our business in recent periods has generated substantial positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $92.0 million in cash and investments with no debt as of July 31, 2024, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for continuing operations for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have completed our repurchase of 2.0 million shares of common stock at a cost of approximately $16.4 million. As of July 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the three months ended July 31, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for fiscal 2024.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three months ended July 31, 2024 and 2023, we generated approximately 22% and 21% of our revenue outside the U.S. We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in U.S. and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $92,000 for the three months ended July 31, 2024 compared to exchange rate losses of approximately $65,000 for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $412,000 exchange rate gain or loss for the three months ended July 31, 2024. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of July 31, 2024 was approximately $86.4 million compared to $110.5 million as of July 31, 2023.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2024, our disclosure controls and procedures were effective.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2024, management identified a material weakness as of the year ended April 30, 2024. The identified material weakness was related to certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues were not designed or operated effectively. These ineffective controls were attributable to insufficient risk assessment, policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.

Remediation of this material weakness was completed as of July 31, 2024 and included implementation of enhanced policies and procedures over reconciliations and related training, including a focus on risk assessment and expectations and procedures for investigating and resolving reconciling items on a timely basis. In addition, the Company increased its usage of its financial close management software in order to strengthen account reconciliation accuracy, tracking, and reporting.

Changes in Internal Control Over Financial Reporting

The remediation change described above represents a change in internal control over financial reporting during the three months ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than this change, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As noted above, the material weakness over certain process- level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues reported has been fully remediated as of July 31, 2024.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently involved in legal proceedings requiring disclosure under this item.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report for fiscal 2024. There have been no material changes to the risk factors as previously disclosed in such Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the quarter ended July 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted of terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated as of September 5, 2023, among Logility, Inc., each of the shareholders of Garvis AI Limited and Piet Buyck, as Shareholder Representative (1)

Exhibit 3.1	Second Amended and Restated Articles of Incorporation, and amendments thereto.

Exhibit 3.2	Amended and Restated By-Laws dated May 18, 2009. (3)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

AMERICAN SOFTWARE, INC.

Date: August 30, 2024	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: August 30, 2024	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: August 30, 2024	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller and Principal Accounting Officer