Form 10-Q
period 2024-10-31
LOGILITY SUPPLY CHAIN SOLUTIONS, INC
filed 2024-12-06
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 000-12456
_________________
LOGILITY SUPPLY CHAIN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_________________

Georgia			58-1098795
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E.	Atlanta	Georgia	30305
(Address of principal executive offices)			(Zip Code)
(404) 261-4381
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LGTY	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at December 3, 2024
Common Stock, $.10 par value	33,680,059 Shares

LOGILITY SUPPLY CHAIN SOLUTIONS    , INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended October 31, 2024

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of	As of
	October 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$44,589	$59,512
Investments	39,631	24,261
Trade accounts receivable, less allowance for doubtful accounts of $105 at October 31, 2024 and $143 at April 30, 2024:
Billed	16,296	28,043
Unbilled	789	296
Prepaid expenses and other current assets	6,423	6,584
Total current assets	107,728	118,696
Property and equipment, net of accumulated depreciation of $30,664 at October 31, 2024 and $30,022 at April 30, 2024	5,190	5,554
Goodwill	45,782	45,782
Other intangibles, net of accumulated amortization of $18,338 at October 31, 2024 and $16,639 at April 30, 2024	8,868	10,567
Deferred tax assets	9,011	7,588
Other assets	3,924	4,257
Total assets	$180,503	$192,444
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762	$1,248
Accrued compensation and related costs	3,060	2,805
Dividends payable	3,707	3,657
Other current liabilities	3,509	5,012
Deferred revenue	38,057	47,621
Total current liabilities	49,095	60,343
Other long-term liabilities	1,313	1,620
Total liabilities	50,408	61,963
Shareholders’ equity:
Common stock:
Common stock, $0.10 par value. Authorized 50,000,000 shares: 39,215,012 shares issued and outstanding at October 31, 2024 and 36,933,495 shares issued and outstanding at April 30, 2024	3,922	3,693
Class B, $0.10 par value. Authorized 0 shares: 0 shares issued and outstanding at October 31, 2024 and authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at April 30, 2024; convertible into Common stock on a 1.2-for-1 basis	—	182
Additional paid-in capital	192,479	189,330
Retained deficit	(30,512)	(26,930)
Treasury stock, 5,534,953 shares at October 31, 2024 and 5,534,953 shares at April 30, 2024, at cost	(35,794)	(35,794)
Total shareholders’ equity	130,095	130,481
Commitments and contingencies
Total liabilities and shareholders’ equity	$180,503	$192,444
See accompanying notes to condensed consolidated financial statements—unaudited.

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Subscription fees	$14,522	$13,358	$29,313	$27,121
License	73	229	314	518
Professional services and other	3,617	4,003	7,487	7,689
Maintenance	7,074	8,100	14,364	16,263
Total revenues	25,286	25,690	51,478	51,591
Cost of revenues:
Subscription fees	4,678	4,607	9,372	8,824
License	2	93	46	165
Professional services and other	2,717	2,856	5,413	5,916
Maintenance	1,380	1,733	2,670	3,428
Total cost of revenues	8,777	9,289	17,501	18,333
Gross margin	16,509	16,401	33,977	33,258
Research and development	4,347	4,269	8,711	8,518
Sales and marketing	5,085	5,313	10,721	11,044
General and administrative	5,850	5,461	11,283	10,922
Amortization of acquisition-related intangibles	191	129	382	153
Total operating expenses	15,473	15,172	31,097	30,637
Operating income	1,036	1,229	2,880	2,621
Other income (loss):
Interest income	865	1,073	1,801	2,161
Other, net	315	(1,650)	513	(852)
Earnings before income taxes	2,216	652	5,194	3,930
Income tax expense	478	31	1,403	695
Net earnings from continuing operations	$1,738	$621	$3,791	$3,235
Discontinued operations (Note F)
Earnings from operations of discontinued operations	—	79	—	255
Gain on disposal of discontinued operations	—	2,124	—	2,124
Income tax expense of discontinued operations	—	461	—	503
Earnings from discontinued operations, net of income taxes	—	1,742	—	1,876
Net earnings	$1,738	$2,363	$3,791	$5,111
Net (loss) earnings attributable to common shareholders	$(2,018)	$2,363	$35	$5,111
Earnings per common share from continuing operations (a):
Basic	$0.05	$0.02	$0.11	$0.10
Diluted	$0.05	$0.02	$0.11	$0.10
Earnings per common share from discontinued operations (a):
Basic	$—	$0.05	$—	$0.05
Diluted	$—	$0.05	$—	$0.05
(Loss) earnings per common share attributable to common shareholders (a):
Basic	$(0.06)	$0.07	$—	$0.15
Diluted	$(0.06)	$0.07	$—	$0.15
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22
Shares used in the calculation of earnings per common share:
Basic	33,555	34,071	33,420	34,113
Diluted	33,571	34,094	33,439	34,127
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Common Stock is shown above. Diluted earnings per share for Class B shares under the two-class method are $(0.06) and $0.07 for the three months ended October 31, 2024 and 2023, and $0.00 and $0.15 for the six months ended October 31, 2024 and 2023. See Note D to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock		Class B Common Stock		Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
For the Three Months Ended October 31, 2023	Shares	Amount	Shares	Amount
Balance at July 31, 2023	36,929,495	$3,693	1,821,587	$182	$184,520	$(24,488)	$(25,559)	$138,348
Stock-based compensation	—	—	—	—	1,580	—	—	1,580
Purchases of common stock							(4,814)	(4,814)
Net earnings	—	—	—	—	—	2,363	—	2,363
Dividends declared*	—	—	—	—	—	(3,758)	—	(3,758)
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,883)	$(30,373)	$133,719

For the Three Months Ended October 31, 2024
Balance at July 31, 2024	37,008,055	$3,701	1,821,587	$182	$190,908	$(28,543)	$(35,794)	$130,454
Issuance of common stock for equity incentive awards	21,053	2	—	—	(2)	—	—	—
Conversion of B shares to common stock	2,185,904	219	(1,821,587)	(182)	(37)			—
Stock-based compensation*	—	—	—	—	1,610	—	—	1,610
Net earnings	—	—	—	—	—	1,738	—	1,738
Dividends declared*	—	—	—	—	—	(3,707)	—	(3,707)
Balance at October 31, 2024	39,215,012	$3,922	—	$—	$192,479	$(30,512)	$(35,794)	$130,095

	Common Stock		Class B Common Stock		Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
For the Six Months Ended October 31, 2023	Shares	Amount	Shares	Amount
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(23,479)	$(25,559)	$137,557
Issuance of common stock for equity incentive awards	22,253	2	—	—	244	—	—	246
Stock-based compensation	—	—	—	—	3,134	—	—	3,134
Purchases of common stock							(4,814)	(4,814)
Net earnings	—	—	—	—	—	5,111	—	5,111
Dividends declared*	—	—	—	—	—	(7,515)	—	(7,515)
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,883)	$(30,373)	$133,719

For the Six Months Ended October 31, 2024
Balance at April 30, 2024	36,933,495	$3,693	1,821,587	$182	$189,330	$(26,930)	$(35,794)	$130,481
Issuance of common stock for equity incentive awards	95,613	10	—	—	(10)	—	—	—
Conversion of B shares to common stock	2,185,904	219	(1,821,587)	(182)	(37)	—	—	—
Stock-based compensation*	—	—	—	—	3,196	—	—	3,196
Net earnings	—	—	—	—	—	3,791	—	3,791
Dividends declared*	—	—	—	—	—	(7,373)	—	(7,373)
Balance at October 31, 2024	39,215,012	$3,922	—	$—	$192,479	$(30,512)	$(35,794)	$130,095
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$3,791	$5,111
Earnings from discontinued operations, net of tax	—	(1,876)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,354	2,007
Stock-based compensation expense	3,196	3,134
Net (gain) loss on investments	(416)	727
Deferred income taxes	(1,744)	1,023
Gain on sale of discontinued operations	—	(2,124)
Changes in operating assets and liabilities:
Purchases of trading securities	(29,489)	(3,958)
Proceeds from sales and maturities of trading securities	14,535	6,251
Accounts receivable, net	11,254	6,845
Prepaid expenses and other assets	483	(2,004)
Accounts payable and other liabilities	(1,721)	(3,822)
Deferred revenue	(9,564)	(4,878)
Net cash (used in) provided by operating activities of continuing operations	(7,321)	6,436
Net cash provided by operating activities of discontinued operations	—	1,618
Net cash (used in) provided by operating activities	(7,321)	8,054
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(280)	(490)
Purchase of business, net of cash acquired	—	(25,032)
Net cash used in investing activities of continuing operations	(280)	(25,522)
Net cash provided by investing activities of discontinued operations	—	1,825
Net cash used in investing activities	(280)	(23,697)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	246
Purchases of common stock	—	(4,814)
Dividends paid	(7,322)	(7,514)
Net cash used in financing activities of continuing operations	(7,322)	(12,082)
Net change in cash and cash equivalents	(14,923)	(27,725)
Cash and cash equivalents at beginning of period	59,512	90,696
Cash and cash equivalents at end of period	$44,589	$62,971

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4,340	$2,498
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,707	$3,758
Conversion of B shares to common stock	$3,756	$—

See accompanying notes to condensed consolidated financial statements—unaudited.

LOGILITY SUPPLY CHAIN SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
October 31, 2024
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("condensed consolidated financial statements") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at October 31, 2024, results of operations for the three and six months ended October 31, 2024 and 2023, consolidated statements of shareholders’ equity for the three and six months ended October 31, 2024 and 2023, and cash flows for the six months ended October 31, 2024 and 2023. The Company’s results for the three and six months ended October 31, 2024 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the "Annual Report"). The terms “fiscal 2025” and “fiscal 2024” refer to our fiscal years ending April 30, 2025 and 2024, respectively.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Logility Supply Chain Solutions, Inc. (formerly known as "American Software, Inc. until October 1, 2024 and, referred to herein as “Logility Supply Chain Solutions" or the "Company”), and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
In September 2023, we disposed of our 100% equity interest in our information technology staffing firm, The Proven Method ("TPM") for approximately $2.1 million in cash. For further information regarding the transaction, see Note F to the accompanying condensed consolidated financial statements.
Reclassification of Class B Common Stock
On August 20, 2024, the Company consummated the previously announced reclassification (the “Reclassification”) of the Company’s common stock to eliminate its Class B Common Stock. In connection with the Reclassification, the Company issued 2,185,904 shares of Class A Common Stock to James C. Edenfield, the beneficial owner of all of the issued and outstanding shares of the Class B Shares (the “Class B Shareholder”), pursuant to that certain Reclassification Agreement, dated April 10, 2024 (the “Reclassification Agreement”), by and between the Company and the Class B Shareholder. Pursuant to the Reclassification Agreement, the Company amended and restated its Amended and Restated Articles of Incorporation (the “Second Amended and Restated Articles”), which the Company filed with the Secretary of State of the State of Georgia on August 21, 2024 (the “Effective Time”) to give effect to the Reclassification and the other amendments approved by the Registrant’s shareholders at the Company’s annual meeting of shareholders held on August 20, 2024. Following the Effective Time, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.2 shares of the Company’s Common Stock (formerly known, after giving effect to the Second Amended and Restated Articles, as Class A Common Stock and, referred to herein as "Common Stock" or "Class A Common Stock"). The shares issued to the Class B Shareholder were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.
In accordance with ASC 260, Earnings Per Share, net (loss) earnings per share attributable to common stockholders was reduced by the excess of the fair value of the common shares issued over the carrying amount of the Class B shares surrendered. For further information regarding this transaction, see Note D to the accompanying condensed consolidated financial statements.
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
ASU 2023-09 — In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the United States and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

B. Revenue Recognition
    In accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when we transfer control of the promised goods or services to our clients, in an amount that reflects the consideration we expect to receive, in exchange for those goods or services. We derive our revenue from Software-as-a-Service (“SaaS”), licenses, professional services and other and maintenance.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed in arrears on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and six months ended October 31, 2024 and 2023.

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
Contract Balances. Timing of invoicing to clients may differ from timing of revenue recognition and these timing differences result in unbilled accounts receivables or contract liabilities (deferred revenue) on the Company’s Condensed Consolidated Balance Sheets (Unaudited). Fees for our software licenses are generally due within 30 days of contract execution. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our clients. SaaS solutions and maintenance are typically billed in advance on a monthly, quarterly, or annual basis. Services are typically billed as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include significant financing component. The primary purpose of our invoicing terms is to provide clients with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we are applying the practical expedient to exclude any financing component from consideration for any contracts with payment terms of one year or less since we rarely offer terms extending beyond one year. The consideration in our client contracts is fixed.
We have an unconditional right to consideration for all goods and services transferred to our clients. That unconditional right to consideration is reflected in billed and unbilled accounts receivable in the accompanying Condensed Consolidated Balance Sheets (Unaudited) in accordance with Topic 606.
Deferred revenue consists of amounts collected prior to having completed the performance of maintenance, SaaS, hosting, and managed services. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the six months ended October 31, 2024, we recognized $33.5 million of revenue that was included in the deferred revenue balance as of April 30, 2024.

	October 31, 2024	April 30, 2024
	(in thousands)
Deferred revenue	$38,057	$47,621

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $120.0 million. The Company expects to recognize revenue on approximately 52% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues:
Domestic	$19,792	$20,058	$40,284	$40,606
International	5,494	5,632	11,194	10,985
	$25,286	$25,690	$51,478	$51,591
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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets (Unaudited). Total deferred commissions at October 31, 2024 and April 30, 2024 were $2.0 million and $2.5 million, respectively. Amortization of sales commissions was $0.4 million and $0.8 million for the three and six months ended October 31, 2024 and $0.4 million and $0.8 million for the three and six months ended 2023, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On August 23, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Common Stock. The cash dividend became payable on November 29, 2024 to our shareholders of record at the close of business on November 15, 2024.
D. (Loss) Earnings Per Common Share
Prior to the Reclassification discussed in Note A, the Company had two classes of common stock. As a result, the Company computed the (loss) earnings per share in compliance with the Earnings Per Share Topic of ASC 260, Earnings Per Share, which requires companies that have multiple classes of participating equity securities to use the “two-class” method in computing (loss) earnings per share.

Basic (loss) earnings per share are calculated by dividing net (loss) earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed losses or earnings are allocated evenly between Class A and B common shares in the (loss) earnings per share calculation to the extent that earnings equal or exceed $0.05 per share.

Diluted (loss) earnings per share is calculated similarly to basic (loss) earnings per share, except that the calculation is adjusted to give effect to dilutive elements including stock options and restricted stock units ("RSUs") issuable under the Company's stock incentive plans. Diluted (loss) earnings per share excludes all dilutive potential shares of common stock if their effect is anti-dilutive. For the Company’s diluted (loss) earnings per share calculation for common shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

Prior to the Reclassification, the Company used the “two-class” method for the Company’s diluted earnings per share calculation for Class B shares. This calculation does not assume that all Class B common shares are converted into Class A common shares. In addition, this method assumes the dilutive effect of Class A stock options and RSUs were converted to Class A shares and the undistributed earnings are allocated evenly to both Class A and B shares including Class A shares issued pursuant to those converted stock options. This allocation is based on management’s judgment after considering the dividend rights of the two-classes of common stock, the control of the Class B shareholder and the convertibility rights of the Class B shares into Class A shares.
In accordance with ASC 260, Earnings Per Share, and as related to the Reclassification Agreement discussed in Note A, the $3.8 million difference between the fair value of the common shares issued and the carrying value of the Class B shares surrendered was included as a reduction to the numerator in calculating the net (loss) earnings attributable to common stockholders.

The following tables set forth the computation of basic (loss) earnings per common share and diluted (loss) earnings per common share (in thousands except for per share amounts):

Basic (loss) earnings per common share:

	Three Months Ended October 31, 2024		Six Months Ended October 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed (loss)	(0.17)	(0.17)	(0.22)	(0.22)
Total	$(0.06)	$(0.06)	$—	$—
Distributed earnings	$3,646	$59	$7,107	$260
Undistributed (loss)	(1,936)	(31)	(3,450)	(126)
Total	$1,710	$28	$3,657	$134
Consideration transferred in excess of Class B shares cost basis pursuant to the Reclassification Agreement	$(3,696)	$(60)	$(3,624)	$(132)
Net (loss) earnings attributable to common stockholders	$(1,986)	$(32)	$33	$2
Basic weighted average common shares	33,021	534	32,241	1,179

	Three Months Ended October 31, 2023		Six Months Ended October 31, 2023
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.22	$0.22
Undistributed losses	(0.04)	(0.04)	(0.07)	(0.07)
Total from continuing operations	$0.02	$0.07	$0.10	$0.15
Total from discontinued operations	$0.05	$—	$0.05	$—
Total	$0.07	$0.07	$0.15	$0.15
Distributed earnings	$3,556	$201	$7,114	$401
Undistributed losses	(1,319)	(75)	(2,276)	(128)
Total from continuing operations	$495	$126	$2,962	$273
Total from discontinued operations	$1,742	$—	$1,876	$—
Net earnings attributable to common stockholders	$2,237	$126	$4,838	$273
Basic weighted average common shares outstanding	32,249	1,822	32,291	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended October 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$(1,986)	33,021	$(0.06)
Common Stock Equivalents	—	16	—
	(1,986)	33,037	(0.06)
Class B Common Share Conversion*	(32)	534	—
Diluted EPS for Class A Common Shares	$(2,018)	33,571	$(0.06)

Six Months Ended October 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*

Per Basic	$33	32,241	$—
Common Stock Equivalents	—	19	—
	33	32,260	$—
Class B Common Share Conversion	2	1,179	—
Diluted EPS for Class A Common Shares	$35	$33,439	$—

Three Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$2,237	32,249	$0.07
Common Stock Equivalents	—	23	—
	2,237	32,272	0.07
Class B Common Share Conversion	126	1,822	—
Diluted EPS for Class A Common Shares	$2,363	34,094	$0.07

Six Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$4,838	32,291	$0.15
Common Stock Equivalents	—	14	—
	4,838	32,305	$0.15
Class B Common Share Conversion	273	1,822	—
Diluted EPS for Class A Common Shares	$5,111	34,127	$0.15

Diluted EPS for Class B Common Shares Using the Two-Class Method
Three Months Ended October 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$(32)	534	$(0.06)
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$(32)	534	$(0.06)
Six Months Ended October 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$2	1,179	$—
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—
Diluted EPS for Class B Common Shares	$2	1,179	$—

Three Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$126	1,822	$0.07
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	1	—	—
Diluted EPS for Class B Common Shares	$127	1,822	$0.07

Six Months Ended October 31, 2023

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$273	1,822	$0.15
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$273	1,822	$0.15

____________
*Amounts adjusted for rounding

For the three and six months ended October 31, 2024 we excluded options to purchase 6,769,980 and 6,540,904 Common Shares, and 83,587 RSUs, respectively, and for the three and six months ended October 31, 2023 we excluded options to purchase 6,282,441 and 6,041,068 Common Shares, respectively. We excluded these options because the exercise prices of those options were greater than the average market price of the Common Shares during the applicable period. As of October 31, 2024, we had a total of 6,931,800 options outstanding and as of October 31, 2023, we had a total of 6,569,004 options outstanding. As of October 31, 2024, we had a total of 83,587 RSUs outstanding and as of October 31, 2023, we had a total of 95,411 RSUs outstanding.
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
Garvis designed an AI-first forecasting solution, now called Demand AI+, from the ground up. When combined with Generative AI, DemandAI+ creates a modern, more inclusive, and intuitive planning paradigm that quickly digitizes supply chain relationships and exposes that data to any stakeholder across the organization. By simply asking questions planners, executives, and non-planners alike get answers to unanticipated queries in real-time, providing transparency for more informed decisions that saves precious planning time. Demand AI+, built for the cloud, will be embedded into the Logility Digital Supply Chain Platform. The combined solutions will enable a new supply chain planning paradigm with DemandAI+ that moves beyond conventional methods to plan demand and inventory at the speed of the market.
Under the terms of the Garvis Purchase Agreement, the Company acquired the capital stock for cash consideration paid, net of cash acquired, of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of $0 during the three and six months ended October 31, 2024 and $337,000 during the three and six months ended October 31, 2023, respectively. The operating results of Garvis are not material for proforma disclosure. The Company allocated $16.2 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
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

F. Divestitures
Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology staffing firm, TPM to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $200,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2024 and April 30, 2024. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of TPM are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results in the accompanying Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Statements of Cash Flows (Unaudited) and in the Notes to Condensed Consolidated Financial Statements. TPM was previously reported in the former IT Consulting segment, which consisted entirely of TPM.
The following is selected financial information included in Earnings from discontinued operations for TPM:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue	$—	$1,666	$—	$4,932
Cost of revenue	—	1,411	—	3,959
Total operating expenses	$—	$176	$—	$718
Gain on disposal of discontinued operations	—	2,124	—	2,124
Earnings before income taxes	$—	$2,203	$—	$2,379
Income tax expense	—	461	—	503
Earnings from discontinued operations, net of taxes	$—	$1,742	$—	$1,876

G. Stock-Based Compensation
The Compensation Committee of our Board of Directors awarded RSUs to independent directors not employed by the Company that will vest, and shares of Class A common stock will be issued, on the first anniversary of the date of the grant. In addition, stock option grants for employees and contractors for Class A common shares were issued, as follows:

	Six Months Ended October 31,
	2024	2023
Awards granted:
Options	1,311,000	1,460,000
RSUs	83,587	95,411
Total awards granted	1,394,587	1,555,411

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options of approximately $1.4 million and $1.3 million, and income tax expense of approximately $138,000 and $0 from option expirations during the three months ended October 31, 2024 and 2023, respectively. The Company recorded compensation cost related to RSUs of approximately $0.2 million and $0.3 million during the three months ended October 31, 2024 and 2023, respectively. We recorded total compensation cost related to stock options of approximately $2.6 million and $2.7 million, and income tax expense of approximately $556,000 and $0 from option expirations during the six months ended October 31, 2024 and 2023, respectively. The Company recorded compensation cost related to RSUs of approximately $0.6 million and $0.4 million during the six months ended October 31, 2024 and 2023, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the six months ended October 31, 2024 and 2023, we issued 0 and 22,253 shares of Class A common stock, respectively, resulting from the exercise of stock options. During the six months ended October 31, 2024 and 2023, we issued 95,613 and 0 shares of Class A common stock, respectively, resulting from the vesting of RSUs. The total intrinsic value of options exercised during the six months ended October 31, 2024 and 2023 based on market value at the exercise dates was approximately $0 and $40,000, respectively. The total intrinsic value of RSUs released during the six months ended October 31, 2024 and 2023 based on market value at the exercise dates was approximately $1.1 million and $0, respectively. As of October 31, 2024, unrecognized compensation cost related to unvested stock option and RSU awards approximated $14.2 million and $0.4 million, respectively which we expect to recognize over a weighted average period of 1.70 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2024 and April 30, 2024, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$40,454	$—	$—	$40,454
U.S. Treasury securities	39,631	—	—	39,631
Total	$80,085	$—	$—	$80,085

	April 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$53,521	$—	$—	$53,521
U.S. Treasury securities	24,261	—	—	24,261
Total	$77,782	$—	$—	$77,782

I. Stock Repurchases
On August 19, 2002, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our Class A common stock. We made these repurchases through open market purchases at prevailing market prices. We have completed our repurchase of 2.0 million shares of Class A common stock at a cost of approximately $16.4 million, which had no impact on fiscal 2025. As of October 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.

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
The SCM segment leverages a single platform spanning seven supply chain process areas, including product, demand, inventory, supply, deploy, integrated business planning and supply chain data management. The Other segment consists of (i) legacy enterprise resource planning software ("ERP"), which provides purchasing and materials management, client order processing, financial, e-commerce and traditional manufacturing solutions, and (ii) unallocated corporate overhead expenses.
During the first quarter of fiscal 2025, the Company changed the structure of its internal organization to accelerate the execution of its strategy, including strengthening the Company’s ability to deliver strong financial performance, drive growth in its SCM service offerings, meet changing customer demands in supply chain networks, achieve cost savings and enable strategic innovation across the Company’s SCM businesses. The result of this change was that the operating results related to the Company's former subsidiary New Generation Computing's legacy enterprise resource planning business was repositioned out of the SCM segment and into the Other segment. Certain prior year amounts have been recast to conform to fiscal 2025 presentation. Furthermore, this change had no effect on our previously reported consolidated financial position or results of operations.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.
The following table sets forth certain financial information from continuing operations attributable to the Company's business segments for the three and six months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Supply Chain Management	$24,507	$24,828	$49,876	$49,798
Other	779	862	1,602	1,793
	$25,286	$25,690	$51,478	$51,591
Operating income (loss):
Supply Chain Management	$6,143	$5,597	$12,731	$11,768
Other	(5,107)	(4,368)	(9,851)	(9,147)
	$1,036	$1,229	$2,880	$2,621
Capital expenditures:
Supply Chain Management	$20	$37	$27	$387
Other	124	19	253	134
	$144	$56	$280	$521
Depreciation and amortization:
Supply Chain Management	$999	$1,102	$2,019	$1,653
Other	167	175	336	354
	$1,167	$1,277	$2,354	$2,007
Earnings (loss) before income taxes:
Supply Chain Management	$6,720	$5,617	$13,835	$12,034
Other	(4,504)	(4,965)	(8,641)	(8,104)
	$2,216	$652	$5,194	$3,930

L. Major Clients
No single client accounted for more than 10% of total revenue for the three and six months ended October 31, 2024 and 2023. One client accounted for 14% of Trade accounts receivable as of October 31, 2024. No single client accounted for more than 10% of Trade accounts receivable as of April 30, 2024.

M. Contingencies
More often than not, the Company indemnifies its clients against damages and costs resulting from third-party claims of intellectual property infringement associated with use of the Company’s products. The Company historically has not been required to make any payments under such indemnification obligations. However, the Company continues to monitor the circumstances that are subject to indemnification to identify whether it is probable that a loss has occurred, and would recognize any such losses under such indemnification obligations when they are estimable.
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
N. Subsequent Events
On November 20, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our common stock. The cash dividend is payable on February 21, 2025 to shareholders of record at the close of business on February 7, 2025.

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
ECONOMIC OVERVIEW
In October 2024, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2024. The update noted that, “Global growth is expected to remain stable yet underwhelming. However, notable revisions have taken place beneath the surface since April 2024, with upgrades to the forecast for the United States offsetting downgrades to those for other advanced economies, in particular, the largest European countries. Likewise, in emerging market and developing economies, disruptions to production and shipping of commodities—especially oil—conflicts, civil unrest, and extreme weather events have led to downward revisions to the outlook for the Middle East and Central Asia and that for sub-Saharan Africa. These have been compensated for by upgrades to the forecast for emerging Asia, where surging demand for semiconductors and electronics, driven by significant investments in artificial intelligence, has bolstered growth, a trend supported by substantial public investment in China and India. Five years from now, global growth should reach 3.1 percent—a mediocre performance compared with the prepandemic average.
As global disinflation continues, services price inflation remains elevated in many regions, pointing to the importance of understanding sectoral dynamics and of calibrating monetary policy accordingly, as discussed in Chapter 2. With cyclical imbalances in the global economy waning, near-term policy priorities should be carefully calibrated to ensure a smooth landing. At the same time, structural reforms are necessary to lift medium-term growth prospects, while support for the most vulnerable should be maintained. Chapter 3 discusses strategies to enhance the social acceptability of these reforms—a crucial prerequisite for successful implementation."
For fiscal 2025, we believe that the important nature of our software, combined with a challenging global macro-economic environment from increased global disruptions on companies’ supply chains will require them to improve productivity and profitability by upgrading their technology systems, which may result in an improved selling environment. Although this improvement could slow or regress at any time, due in part to the effects of a possible recession and trade conflicts on global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. That said, the current business climate within the United States and geographic regions in which we operate may affect clients’ and prospects' decisions regarding timing of strategic capital expenditures by taking longer periods to evaluate discretionary software purchases.
Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the United States and abroad and in particular may be affected by conditions in U.S. and global credit markets. In recent years, the weakness in the overall global economy and the U.S. economy has resulted in reduced expenditures in the business software market.
COMPANY OVERVIEW
Logility Supply Chain Solutions, Inc. (formerly known as American Software, Inc. until October 1, 2024 and referred to herein as "Logility Supply Chain Solutions" or the "Company"), was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with another U.S. office in Miami; and international offices in Belgium, the United Kingdom, India, Germany, New Zealand and Australia.
We provide our software and services solutions through two major operating segments: (1) Supply Chain Management and (2) Other. The SCM software business is our core market. We continue to provide limited services to our legacy ERP clients included in the Other segment.
Logility Supply Chain Solutions through its wholly-owned subsidiary and operating entity Logility, Inc ("Logility"), delivers prescriptive demand, inventory, manufacturing, and supply planning tools – helping to provide executives the confidence and control to increase margins and service levels, while delivering sustainable supply chains. Designed for speed and agility, Logility's SaaS cloud-based platform provides an innovative blend of artificial intelligence (AI), machine learning, and predictive analytics to help deliver integrated planning and operations across the end-to-end supply chain. Our prescriptive approach drives team alignment for enterprises with prioritized outcomes that assure demonstrable value.
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

Logility is also a leader in multiple IDC MarketScape reports including; the September 2022 report IDC MarketScape: Worldwide Holistic Supply Chain Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Demand Planning 2022 Vendor Assessment; the September 2022 report IDC MarketScape: Worldwide Supply Chain Sales and Operations Planning 2022 Vendor Assessment; and the September 2022 report IDC MarketScape: Worldwide Supply Chain Inventory Optimization 2022 Vendor Assessment. Logility was also named as a Major Player in the September 2022 IDC MarketScape: Worldwide Holistic Supply Planning 2022 Vendor Assessment.
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
We derive revenue from four sources: subscriptions, licenses, professional and other services, and maintenance. We generally determine SaaS subscription and software license fees based on the breadth of functionality and number of users and/or divisions. Professional services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill for professional services primarily under time and materials arrangements and recognize revenue as we perform services. Subscription agreements typically are for a three-to five-year term, are noncancelable and are billed in advance on a monthly, quarterly or annual basis. Maintenance agreements are typically for a one-to three-year term and are billed in advance, generally on an annual basis. Subscription and maintenance revenue is generally recognized ratably over the term of the arrangement. Deferred revenues represent advance payments or fees for subscriptions, software licenses, services and maintenance billed in advance of the time we recognize the related revenue.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the "Annual Report"). Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (the “SEC”).
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2024	2023	2024 vs. 2023
Revenue:
Subscription fees	57%	52%	9%
License	1%	1%	(68)%
Professional services and other	14%	16%	(10)%
Maintenance	28%	31%	(13)%
Total revenue	100%	100%	(2)%
Cost of revenue:
Subscription fees	19%	18%	2%
License	—%	—%	(98)%
Professional services and other	11%	11%	(5)%
Maintenance	5%	7%	(20)%
Total cost of revenue	35%	36%	(6)%
Gross margin	65%	64%	1%
Research and development	17%	17%	2%
Sales and marketing	20%	21%	(4)%
General and administrative	24%	21%	8%
Total operating expenses	61%	59%	2%
Operating income	4%	5%	(16)%
Other income (loss):
Other, net	5%	(2)%	nm
Earnings before income taxes	9%	3%	240%
Income tax expense	2%	—%	nm
Net earnings from continuing operations	7%	3%	180%
Earnings from discontinued operations, net of income taxes	—%	7%	nm
Net earnings	7%	10%	(26)%
____________
Amounts in table adjusted for rounding
nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the six months ended October 31, 2024 and 2023:

	Six Months Ended October 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2024	2023	2024 vs. 2023
Revenue:
Subscription fees	57%	53%	8%
License	—%	1%	(39)%
Professional services and other	15%	15%	(3)%
Maintenance	28%	32%	(12)%
Total revenue	100%	100%	—%
Cost of revenue:
Subscription fees	18%	17%	6%
License	—%	—%	(72)%
Professional services and other	11%	11%	(9)%
Maintenance	5%	7%	(22)%
Total cost of revenue	34%	36%	(5)%
Gross margin	66%	64%	2%
Research and development	17%	17%	2%
Sales and marketing	21%	21%	(3)%
General and administrative	23%	21%	5%
Total operating expenses	61%	59%	2%
Operating income	5%	5%	10%
Other income:
Other, net	4%	3%	77%
Earnings before income taxes	9%	8%	32%
Income tax expense	3%	1%	102%
Net earnings from continuing operations	6%	7%	17%
Earnings from discontinued operations, net of income taxes	—%	4%	nm
Net earnings	6%	10%	(26)%
____________
Amounts in table adjusted for rounding
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023
REVENUE

	Three Months Ended October 31,
				% of Total Revenue
	2024	2023	% Change	2024	2023
	(in thousands)
Subscription fees	$14,522	$13,358	9%	57%	52%
License	73	229	(68)%	1%	1%
Professional services and other	3,617	4,003	(10)%	14%	16%
Maintenance	7,074	8,100	(13)%	28%	31%
Total revenue	$25,286	$25,690	(2)%	100%	100%

	Six Months Ended October 31,
				% of Total Revenue
	2024	2023	% Change	2024	2023
	(in thousands)
Subscription fees	$29,313	$27,121	8%	57%	53%
License	314	518	(39)%	—%	1%
Professional services and other	7,487	7,689	(3)%	15%	15%
Maintenance	14,364	16,263	(12)%	28%	32%
Total revenue	$51,478	$51,591	—%	100%	100%

For the three months ended October 31, 2024, revenue decreased by 2% when compared to the same period last year, which was attributable primarily to a 68% decrease in license fees, a 13% decrease in maintenance revenue, a 10% decrease in professional services and other revenue, partially offset by a 9% increase in subscription revenue.
For the six months ended October 31, 2024, revenue remained flat when compared to the same period last year, primarily due to an 8% increase in subscription revenue, offset by a 39% decrease in license fees, a 12% decrease in maintenance revenue and a 3% decrease in professional services and other revenue.
Due to intense competition in our industry, we sometimes discount SaaS and license fees from our published list price. Numerous factors contribute to the amount of the discount provided, such as previous client purchases, the number of client sites utilizing the software, the number of components purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenue from period to period is primarily due to the volume of products and related services sold in any period and the number of products or modules purchased with each sale.
International revenue is generally denominated in U.S dollars and approximately 22% of total revenue for the three and six months ended October 31, 2024 compared to 22% and 21% for the three and six months ended October 31, 2023, respectively. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$14,488	$13,316	9%
Other	34	42	(19)%
Total subscription fees revenue	$14,522	$13,358	9%

	Six Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$29,248	$27,018	8%
Other	65	103	(37)%
Total subscription fees revenue	$29,313	$27,121	8%

For the three and six months ended October 31, 2024, subscription fees revenue increased 9% and 8%, respectively when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value, as well as an increase in multi-year contracts. For the three and six months ended October 31, 2024 and 2023, our SCM segment constituted nearly 100% of total subscription fee revenue.
The direct sales channel provided 100% of subscription revenues for both the three and six months ended October 31, 2024 and 2023, due to expanding user licenses and products.
For the three months ended October 31, 2024 and 2023 our gross margins after removing commission expense on direct sales were approximately 94% and 93%, respectively. For the six months ended October 31, 2024 and 2023 our gross margins after removing commission expense on direct sales were approximately 94% and 91%, respectively. Gross margins are directly related to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement.
For the three months ended October 31, 2024 and 2023, our gross margins after removing commission expense on indirect sales were approximately 67% and 51%, respectively. For the six months ended October 31, 2024 and 2023, our gross margins after removing commission expense on indirect sales were approximately 62% and 54%, respectively. The indirect channel gross margins increased for the three and six months ended October 31, 2024 compared to the same periods in the prior year due to the mix of VAR commission rates. These gross margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

License Revenue

	Three Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$73	$229	(68)%
Other	—	—	—%
Total license revenue	$73	$229	(68)%

	Six Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$298	$502	(41)%
Other	16	16	—%
Total license revenue	$314	$518	(39)%

For the three and six months ended October 31, 2024, license fee revenue decreased 68% and 39%, respectively when compared to the same periods in the prior year, which is attributable to the timing of purchases and the trend of on-premise clients moving to SaaS. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients, as the market and we have moved away from on-premise licensed software. For both the three months ended October 31, 2024 and 2023, our SCM segment constituted 100% of total license fee revenue. For the six months ended October 31, 2024 and 2023, our SCM segment constituted 95% and 97%, respectively, of total license fee revenue.
Professional Services and Other Revenue

	Three Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$3,301	$3,653	(10)%
Other	316	350	(10)%
Total professional services and other revenue	$3,617	$4,003	(10)%

	Six Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$6,836	$6,954	(2)%
Other	651	735	(11)%
Total professional services and other revenue	$7,487	$7,689	(3)%

For the three and six months ended October 31, 2024, professional services and other revenue decreased by 10% and 3%, respectively, when compared to the same periods in the prior year, primarily due to lower professional services and other revenue derived from our SCM segment. For the three and six months ended October 31, 2024, our SCM segment’s revenue decreased 10% and 2%, respectively when compared to the same periods in the prior year, primarily due to decreased bookings in recent quarters resulting in decreased project work and outsourcing of some services to systems integrators. For the three and six months ended October 31, 2024, our Other segment’s revenue decreased 10% and 11%, respectively when compared to the same periods in the prior year, primarily due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$6,646	$7,628	(13)%
Other	428	472	(9)%
Total maintenance revenue	$7,074	$8,100	(13)%

	Six Months Ended October 31,
	2024	2023	% Change
	(in thousands)
Supply Chain Management	$13,495	$15,318	(12)%
Other	869	945	(8)%
Total maintenance revenue	$14,364	$16,263	(12)%

For the three and six months ended October 31, 2024, maintenance revenue decreased 13% and 12%, respectively, when compared to the same periods in the prior year, mainly due to our SCM segment. Our SCM maintenance revenue decreased 13% and 12%, respectively for the three and six months ended October 31, 2024, when compared to the same periods last year due to normal client attrition, partially due to the divestiture of the Transportation group in November 2023 and clients converting from on-premise support to our SaaS cloud platform. The SCM segment accounted for 94% of total maintenance revenue for the three and six months ended October 31, 2024 and 2023. Our Other segment revenue decreased 9% and 8%, respectively for the three and six months ended October 31, 2024 when compared to the same periods last year, due to a decline in sales of on-premise licenses and lower renewals on maintenance contracts due to clients converting from on-premise support to our SaaS cloud platform, leading to a decrease in maintenance revenue.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended October 31,				Six Months Ended October 31,
	2024	%	2023	%	2024	%	2023	%
Gross margin on subscription fees	$9,844	68%	$8,751	66%	$19,941	68%	$18,297	67%
Gross margin on license fees	71	97%	136	59%	268	85%	353	68%
Gross margin on professional services and other	900	25%	1,147	29%	2,074	28%	1,773	23%
Gross margin on maintenance	5,694	80%	6,367	79%	11,694	81%	12,835	79%
Total gross margin	$16,509	65%	$16,401	64%	$33,977	66%	$33,258	64%
For both the three and six months ended October 31, 2024, our total gross margin percentage increased by 1%, when compared to the same periods in the prior year, primarily due to higher margins on license fees.
Gross Margin on Subscription Fees
For the three months ended October 31, 2024, our gross margin percentage on subscription fees revenue slightly increased from 66% to 68%, when compared to the same period in the prior year, primarily due to increased subscription revenue, as well as decreases in amortization of capitalized software and commission expense due to the sales mix between our direct and indirect channels.
For the six months ended October 31, 2024, our gross margin percentage on subscription fees revenue slightly increased from 67% to 68%, when compared to the same period in the prior year, primarily due to increased subscription revenue.
Gross Margin on License Fees
License fee gross margin percentage for the three and six months ended October 31, 2024 increased 38% and 17%, respectively, when compared to the same periods in the prior year, primarily due to changes in the sales mix between our direct and indirect sales channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 29% to 25% for the three months ended October 31, 2024 compared to the same period in the prior year, primarily due to a decrease in revenues and staff utilization. Our gross margin percentage on professional services and other revenue increased from 23% to 28% for the six months ended October 31, 2024 compared to the same period in the prior year, primarily due to cost containment.
Our gross margin percentage on professional services and other revenue in our SCM segment decreased from 25% to 21% for the three months ended October 31, 2024. Our gross margin percentage on professional services and other revenue in our SCM segment increased from 18% to 24% for the six months ended October 31, 2024 compared to the same period in the prior year. Our SCM segment constitutes 91% of the Company’s professional services and other revenue for both the three and six months ended October 31, 2024 and 91% and 90% for the three and six months ended October 31, 2023, respectively.
Our Other segment professional services gross margin decreased from 70% to 64% for the three months ended October 31, 2024 compared to the same period in the prior year. Our Other segment professional services gross margin decreased from 70% to 65% for the six months ended October 31, 2024 compared to the same period in the prior year.
Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing and staff utilization, which is relatively inelastic in the short term.

Gross Margin on Maintenance
Maintenance gross margin percentage for the three and six months ended October 31, 2024 increased 1% and 2%, respectively, when compared to the same periods in the prior year. The increase is primarily due to a decrease in personnel costs. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.
EXPENSES

	Three Months Ended October 31,				Six Months Ended October 31,
	2024	2023	% of Total Revenue		2024	2023	% of Total Revenue
			2024	2023			2024	2023
	(in thousands)				(in thousands)
Research and development	$4,347	$4,269	17%	17%	$8,711	$8,518	17%	17%
Sales and marketing	$5,085	$5,313	20%	21%	$10,721	$11,044	21%	21%
General and administrative	$5,850	$5,461	23%	21%	$11,283	$10,922	22%	21%
Amortization of acquisition-related intangible assets	$191	$129	1%	1%	$382	$153	1%	—%
Other income (loss)	$1,180	$(577)	5%	(2)%	$2,314	$1,309	4%	3%
Income tax expense	$478	$31	2%	—%	$1,403	$695	3%	1%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Total research and development expense	$4,347	$4,269	2%	$8,711	$8,518	2%
Percentage of total revenue	17%	17%	—%	17%	17%
Total amortization of capitalized computer software development costs *	$2	$104	(98)%	$11	$242	(95)%
*Included in cost of license fees and subscription fees.

For both the three and six months ended October 31, 2024, total product research and development costs increased by 2% when compared to the same period in the previous year. The increase is primarily due to an increase in personnel costs, an increase in the use of third-party contractors, an increase in recruiting fees and in increase in dues and subscriptions. For the three and six months ended October 31, 2024, amortization of capitalized software development costs decreased 98% and 95%, respectively, due to the fact that all projects have been fully amortized by October 31, 2024.
Sales and Marketing
For the three and six months ended October 31, 2024 sales and marketing expenses as a percentage of revenue remained relatively flat at 20% and 21%, respectively, and for the three and six months ended October 31, 2023 sales and marketing expenses as a percentage of revenue remained flat at 21%, which is primarily due to cost containment.
General and Administrative
For the three and six months ended October 31, 2024, general and administrative expenses remained relatively flat at 23% and 22%, respectively. For the three and six months ended October 31, 2023, general and administrative expenses remained relatively flat at 21%.
At October 31, 2024, the total number of full-time personnel was 392, which includes 324 employees and 68 third-party contractors, compared to 423 full-time personnel, which includes 339 employees and 84 third-party contractors at October 31, 2023.

Operating Income (Loss)

	Three Months Ended October 31,			Six Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$6,143	$5,597	10%	$12,731	$11,768	8%
Other*	(5,107)	(4,368)	17%	(9,851)	(9,147)	8%
Total operating income	$1,036	$1,229	(16)%	$2,880	$2,621	10%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income increased by 10% and 8%, respectively, for the three and six months ended October 31, 2024, when compared to the same periods in the prior year primarily due to an increase in subscription revenue and lower marketing and general and administrative expense.
Our Other segment operating loss increased by 17% and 8%, respectively, for the three and six months ended October 31, 2024, when compared to the same periods in the prior year due primarily to decreases in subscription revenue, professional services revenue and maintenance revenue, along with higher general and administrative expenses.
Other Income (Loss)
Other income (loss) is comprised of net interest and dividend income, rental income, asset gains and losses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended October 31, 2024, the increase in other income is mainly due to an increase in unrealized and realized gains on investments and interest income, partially offset by a decrease in dividend income, when compared to the same period in the prior year. We recorded unrealized gains of approximately $0.1 million and realized gains of approximately $0.1 million for the three months ended October 31, 2024 from our trading securities portfolio.
For the six months ended October 31, 2024, the increase in other income is mainly due to an increase in unrealized and realized gains on investments and interest income, partially offset by a decrease in dividend income, when compared to the same period in the prior year. We recorded unrealized losses of approximately $0.3 million and realized gains of approximately $0.7 million for the six months ended October 31, 2024 from our trading securities portfolio.
For the six months ended October 31, 2024 and 2023, our investments generated an annualized yield of approximately 4.36% and 4.28%, respectively.
Income Taxes
We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating losses, credit carry-forwards and nonqualified stock options. Under the Income Tax Topic of ASC 740, Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that the deferred tax asset would be realized.
During the three and six months ended October 31, 2024, we recorded income tax expense from continuing operations of $478,000 and $1.4 million, respectively, which included discrete stock compensation expense of $138,000 and $556,000, respectively, net of normal income tax expense from operations. During the three and six months ended October 31, 2023, we recorded income tax expense from continuing operations of $31,000 and $695,000, respectively. Before adjusting for these discrete tax expenses, our effective tax rate would have been 15.4% and 16.3% in the three and six months ended October 31, 2024, respectively, compared to our effective tax rate of 4.8% and 17.7% in the three and six months ended October 31, 2023. In addition, research and development credits and various permanent differences reduced our effective tax rate by 6.8% and 3.6%, respectively, in the six months ended October 31, 2024, compared to a reduction of 5.0% and 3.7%, respectively, in the six months ended October 31, 2023.
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
The following table shows information about our cash flows and liquidity positions during the six months ended October 31, 2024 and 2023. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report.

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(7,321)	$6,436
Net cash provided by operating activities of discontinued operations	—	1,618
Net cash (used in) provided by operating activities	(7,321)	8,054
Net cash used in investing activities of continuing operations	(280)	(25,522)
Net cash provided by investing activities of discontinued operations	—	1,825
Net cash used in investing activities	(280)	(23,697)
Net cash used in financing activities of continuing operations	(7,322)	(12,082)
Net change in cash and cash equivalents	$(14,923)	$(27,725)
For the six months ended October 31, 2024, the net decrease in cash used in operating activities when compared to cash provided by operating activities in the same period last year was due primarily to the following: (1) an increase in the purchases of trading securities, (2) a relative decrease in deferred revenue when compared to the same period last year due to timing of revenue recognition, (3) an increase in deferred tax assets relative to a decrease in the prior year, (4) a decrease in net earnings and (5) an increase in net gain on investments compared to a loss in the prior year.
This net decrease in cash used in operating activities was partially offset by: (1) an increase in the proceeds from the maturity and sales of trading securities, (2) a larger decrease in client accounts receivable when compared to the same period last year due to the timing of closing client sales and related collections, (3) a decrease in gain on sale of discontinued operations, (4) a decrease in prepaid expenses and other assets when compared to the same period last year due to the timing of purchases, (5) a decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments, (6) higher depreciation and amortization expense due to the Garvis acquisition and (7) higher stock based compensation.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to the Garvis acquisition in prior year and a decrease in purchases of property and equipment.
The decrease in cash used in financing activities when compared to the prior year was due primarily to decreases in the purchases of common stock and dividends paid, partially offset by a decrease in proceeds from the exercise of stock options.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of October 31,
	2024	2023

Cash and cash equivalents	$44,589	$62,971
Short-term investments	39,631	20,917
Total cash and short-term investments	$84,220	$83,888
Net increase (decrease) in total cash and investments during the six months ended October 31,	$447	$(29,622)
Our total activities provided more cash and investments during the six months ended October 31, 2024, when compared to October 31, 2023, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 61 days as of October 31, 2024, compared to 72 days as of October 31, 2023. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.2 to 1 on October 31, 2024 and 2.4 to 1 on October 31, 2023.
Our business in recent periods has generated positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $84.2 million in cash and investments with no debt as of October 31, 2024, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for continuing operations for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock. We have completed our repurchase of 2.0 million shares of common stock at a cost of approximately $16.4 million. As of October 31, 2024, under all repurchase plans previously authorized, including this most recent plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the six months ended October 31, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and six months ended October 31, 2024, we generated approximately 22% of our revenue outside the United States We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in United States and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $22,000 for the three months ended October 31, 2024 compared to exchange rate losses of approximately $0.3 million for the same period in the prior year. We recorded exchange rate losses of approximately $0.1 million for the six months ended October 31, 2024 compared to exchange rate losses of approximately $0.3 million for the same period in the prior year. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $393,000 and $358,000 exchange rate gain or loss for the three and six months ended October 31, 2024. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of October 31, 2024 was approximately $80.1 million compared to $79.5 million as of October 31, 2023.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2024, our disclosure controls and procedures were effective.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report, management identified a material weakness as of the year ended April 30, 2024. The identified material weakness was related to certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues were not designed or operated effectively. These ineffective controls were attributable to insufficient risk assessment, policies and procedures and training that impaired our ability to timely investigate and resolve reconciling items.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As noted above, the material weakness over certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues reported has been fully remediated as of July 31, 2024.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently involved in legal proceedings requiring disclosure under this item.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report. There have been no material changes to the risk factors as previously disclosed in such Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Insider Trading Arrangements and Policies
During the quarter ended October 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated as of September 5, 2023, among Logility, Inc., each of the shareholders of Garvis AI Limited and Piet Buyck, as Shareholder Representative (1)

Exhibit 3.1	Second Amended and Restated Articles of Incorporation, and amendments thereto (2).

Exhibit 3.2	Second Amended and Restated By-laws as of September 25, 2024 (3)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________
(1)Incorporated by reference herein. Filed by the Company as Exhibit 2.1 of the Company’s Form 8-K (File No. 000-12456) as filed with the SEC on September 7, 2023.
(2)Incorporated by reference herein. Filed by the Company as Appendix B to its Proxy Statement filed on August 9, 2024 and amended as filed by the Company as Exhibit 3.2 to its Current Report on Form 8-K filed on October 1, 2024.

(3)Incorporated by reference herein. Filed by the Company as Exhibit 3.1 to its Current Report on Form 8-K filed on October 1, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY SUPPLY CHAIN SOLUTIONS, INC.

Date: December 6, 2024	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: December 6, 2024	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: December 6, 2024	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller (Principal Accounting Officer)