Form 10-Q
period 2025-01-31
LOGILITY SUPPLY CHAIN SOLUTIONS, INC
filed 2025-02-28
CIK 713425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 26, 2025
Common Stock, $.10 par value	33,689,059 Shares

LOGILITY SUPPLY CHAIN SOLUTIONS    , INC. AND SUBSIDIARIES
Form 10-Q
Quarter ended January 31, 2025

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of	As of
	January 31, 2025	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,359	$59,512
Investments	44,915	24,261
Trade accounts receivable, less allowance for doubtful accounts of $127 at January 31, 2025 and $143 at April 30, 2024:
Billed	22,350	28,043
Unbilled	421	296
Prepaid expenses and other current assets	5,947	6,584
Total current assets	107,992	118,696
Property and equipment, net of accumulated depreciation of $30,969 at January 31, 2025 and $30,022 at April 30, 2024	4,990	5,554
Goodwill	45,782	45,782
Other intangibles, net of accumulated amortization of $19,187 at January 31, 2025 and $16,639 at April 30, 2024	8,018	10,567
Deferred tax assets	9,586	7,588
Other assets	3,849	4,257
Total assets	$180,217	$192,444
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,068	$1,248
Accrued compensation and related costs	3,695	2,805
Dividends payable	3,706	3,657
Other current liabilities	7,780	5,012
Deferred revenue	38,110	47,621
Total current liabilities	54,359	60,343
Other long-term liabilities	514	1,620
Total liabilities	54,873	61,963
Shareholders’ equity:
Common stock:
Common stock, $0.10 par value. Authorized 50,000,000 shares: 39,244,012 shares issued and outstanding at January 31, 2025 and 36,933,495 shares issued and outstanding at April 30, 2024	3,923	3,693
Class B, $0.10 par value. Authorized 0 shares: 0 shares issued and outstanding at January 31, 2025 and authorized 10,000,000 shares: 1,821,587 shares issued and outstanding at April 30, 2024; convertible into Common stock on a 1.2-for-1 basis	—	182
Additional paid-in capital	194,190	189,330
Retained deficit	(36,975)	(26,930)
Treasury stock, 5,534,953 shares at January 31, 2025 and 5,534,953 shares at April 30, 2024, at cost	(35,794)	(35,794)
Total shareholders’ equity	125,344	130,481
Commitments and contingencies
Total liabilities and shareholders’ equity	$180,217	$192,444
See accompanying notes to condensed consolidated financial statements—unaudited.

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenues:
Subscription fees	$14,818	$14,114	$44,131	$41,235
License	662	277	976	795
Professional services and other	2,712	3,418	10,199	11,107
Maintenance	6,815	7,727	21,179	23,990
Total revenues	25,007	25,536	76,485	77,127
Cost of revenues:
Subscription fees	4,599	4,944	13,971	13,768
License	—	3	46	168
Professional services and other	2,331	2,694	7,744	8,610
Maintenance	1,323	1,449	3,993	4,877
Total cost of revenues	8,253	9,090	25,754	27,423
Gross margin	16,754	16,446	50,731	49,704
Research and development	4,748	4,546	13,459	13,064
Sales and marketing	6,164	5,039	16,885	16,083
General and administrative	9,164	5,853	20,447	16,775
Amortization of acquisition-related intangibles	191	193	573	346
Total operating expenses	20,267	15,631	51,364	46,268
Operating (loss) income	(3,513)	815	(633)	3,436
Other income (loss):
Interest income	948	777	2,749	2,938
Other, net	(168)	3,640	345	2,788
(Loss) earnings before income taxes	(2,733)	5,232	2,461	9,162
Income tax expense	25	1,080	1,428	1,775
Net (loss) earnings from continuing operations	$(2,758)	$4,152	$1,033	$7,387
Discontinued operations (Note F)
Earnings from operations of discontinued operations	—	—	—	255
Gain on disposal of discontinued operations	—	—	—	2,124
Income tax expense of discontinued operations	—	64	—	567
(Loss) earnings from discontinued operations, net of income taxes	—	(64)	—	1,812
Net (loss) earnings	$(2,758)	$4,088	$1,033	$9,199
Net (loss) earnings attributable to common shareholders	$(2,758)	$4,088	$(2,723)	$9,199
(Loss) earnings per common share from continuing operations (a):
Basic	$(0.08)	$0.12	$0.03	$0.22
Diluted	$(0.08)	$0.12	$0.03	$0.22
Earnings per common share from discontinued operations (a):
Basic	$—	$—	$—	$0.05
Diluted	$—	$—	$—	$0.05
(Loss) earnings per common share attributable to common shareholders (a):
Basic	$(0.08)	$0.12	$(0.08)	$0.27
Diluted	$(0.08)	$0.12	$(0.08)	$0.27
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33
Shares used in the calculation of earnings per common share:
Basic	33,680	33,292	33,507	33,842
Diluted	33,680	33,337	33,518	33,866
______________
(a)Basic per share amounts are the same for Class A and Class B shares. Diluted per share amounts for Common Stock is shown above. Diluted earnings per share for Class B shares under the two-class method are $0.00 and $0.12 for the three months ended January 31, 2025 and 2024, and $(0.08) and $0.27 for the Nine months ended January 31, 2025 and 2024. See Note D to the condensed consolidated financial statements.
See accompanying notes to condensed consolidated financial statements—unaudited.

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock		Class B Common Stock		Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
For the Three Months Ended January 31, 2025	Shares	Amount	Shares	Amount

Balance at October 31, 2024	39,215,012	$3,922	—	$—	$192,479	$(30,512)	$(35,794)	$130,095
Issuance of common stock for equity incentive awards	9,000	1	—	—	99	—	—	100
Stock-based compensation*	—	—	—	—	1,612	—	—	1,612
Purchases of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,758)	—	(2,758)
Dividends declared*	—	—	—	—	—	(3,705)	—	(3,705)
Balance at January 31, 2025	39,224,012	$3,923	—	$—	$194,190	$(36,975)	$(35,794)	$125,344

For the Three Months Ended January 31, 2024
Balance at October 31, 2023	36,929,495	$3,693	1,821,587	$182	$186,100	$(25,152)	$(30,373)	$134,450
Issuance of common stock for equity incentive awards	4,000	—	—	—	45	—	—	45
Stock-based compensation	—	—	—	—	1,586	—	—	1,586
Purchases of common stock	—	—	—	—	—	—	(5,421)	(5,421)
Net earnings	—	—	—	—	—	4,088	—	4,088
Dividends declared*	—	—	—	—	—	(3,654)	—	(3,654)
Balance at January 31, 2024	36,933,495	$3,693	1,821,587	$182	$187,731	$(24,718)	$(35,794)	$131,094

	Common Stock		Class B Common Stock		Additional paid-in capital	Retained deficit	Treasury stock	Total shareholders’ equity
For the Nine Months Ended January 31, 2025	Shares	Amount	Shares	Amount

Balance at April 30, 2024	36,933,495	$3,693	1,821,587	$182	$189,330	$(26,930)	$(35,794)	$130,481
Issuance of common stock for equity incentive awards*	104,613	11	—	—	89	—	—	100
Conversion of B shares to common stock	2,185,904	219	(1,821,587)	(182)	(37)	—	—	—
Stock-based compensation*	—	—	—	—	4,808	—	—	4,808
Net earnings	—	—	—	—	—	1,033	—	1,033
Dividends declared*	—	—	—	—	—	(11,078)	—	(11,078)
Balance at January 31, 2025	39,224,012	$3,923	—	$—	$194,190	$(36,975)	$(35,794)	$125,344

For the Nine Months Ended January 31, 2024
Balance at April 30, 2023	36,907,242	$3,691	1,821,587	$182	$182,722	$(22,748)	$(25,559)	$138,288
Issuance of common stock for equity incentive awards*	26,253	2	—	—	289	—	—	291
Stock-based compensation	—	—	—	—	4,720	—	—	4,720
Purchases of common stock	—	—	—	—	—	—	(10,235)	(10,235)
Net earnings	—	—	—	—	—	9,199	—	9,199
Dividends declared*	—	—	—	—	—	(11,169)	—	(11,169)
Balance at January 31, 2024	36,933,495	$3,693	1,821,587	$182	$187,731	$(24,718)	$(35,794)	$131,094
*Amounts adjusted for rounding

See accompanying notes to condensed consolidated financial statements

Logility Supply Chain Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,033	$9,199
Earnings from discontinued operations, net of tax	—	(1,812)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,509	3,641
Stock-based compensation expense	4,808	4,720
Net gain on investments	(380)	(1,331)
Deferred income taxes	(3,119)	282
Gain on sale of business	—	(1,438)
Gain on sale of discontinued operations	—	(2,124)
Changes in operating assets and liabilities:
Purchases of trading securities	(46,309)	(3,958)
Proceeds from sales and maturities of trading securities	26,035	6,772
Accounts receivable, net	5,568	4,267
Prepaid expenses and other assets	1,034	(1,150)
Accounts payable and other liabilities	3,489	(3,854)
Deferred revenue	(9,511)	(5,298)
Net cash (used in) provided by operating activities of continuing operations	(13,843)	7,916
Net cash provided by operating activities of discontinued operations	—	1,554
Net cash (used in) provided by operating activities	(13,843)	9,470
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(383)	(539)
Purchase of business, net of cash acquired	—	(25,041)
Proceeds from sale of business	—	660
Net cash used in investing activities of continuing operations	(383)	(24,920)
Net cash provided by investing activities of discontinued operations	—	1,825
Net cash used in investing activities	(383)	(23,095)
Cash flows from financing activities:
Proceeds from exercise of stock options	100	290
Purchases of common stock	—	(10,235)
Dividends paid	(11,027)	(11,272)
Net cash used in financing activities of continuing operations	(10,927)	(21,217)
Net change in cash and cash equivalents	(25,153)	(34,842)
Cash and cash equivalents at beginning of period	59,512	90,696
Cash and cash equivalents at end of period	$34,359	$55,854

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$5,831	$4,345
Supplemental disclosures of noncash operating, investing and financing activities:
Accrual of dividends payable	$3,706	3,654
Conversion of B shares to common stock	$3,756	$—

See accompanying notes to condensed consolidated financial statements—unaudited.

LOGILITY SUPPLY CHAIN SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
January 31, 2025
A. Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at January 31, 2025, results of operations for the three and nine months ended January 31, 2025 and 2024, consolidated statements of shareholders’ equity for the three and nine months ended January 31, 2025 and 2024, and cash flows for the nine months ended January 31, 2025 and 2024. The Company’s results for the three and nine months ended January 31, 2025 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis and results of operations included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the "Annual Report"). The terms “fiscal 2025” and “fiscal 2024” refer to our fiscal years ending April 30, 2025 and 2024, respectively.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Logility Supply Chain Solutions, Inc. (formerly known as "American Software, Inc. until October 1, 2024 and, referred to herein as “Logility Parent"), and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
In September 2023, we disposed of our 100% equity interest in our information technology staffing firm, The Proven Method ("TPM") for approximately $2.1 million in cash. For further information regarding the transaction, see Note F to the accompanying condensed consolidated financial statements.
Reclassification of Class B Common Stock
On August 20, 2024, Logility Parent consummated a reclassification (the “Reclassification”) of Logility Parent's common stock to eliminate its Class B Common Stock. In connection with the Reclassification, Logility Parent issued 2,185,904 shares of Class A Common Stock to James C. Edenfield, the beneficial owner of all of the issued and outstanding shares of the Class B Shares (the “Class B Shareholder”), pursuant to that certain Reclassification Agreement, dated April 10, 2024 (the “Reclassification Agreement”), by and between Logility Parent and the Class B Shareholder. Pursuant to the Reclassification Agreement, Logility Parent amended and restated its Amended and Restated Articles of Incorporation (the “Second Amended and Restated Articles”), which Logility Parent filed with the Secretary of State of the State of Georgia on August 21, 2024 (the “Effective Time”) to give effect to the Reclassification and the other amendments approved by the Registrant’s shareholders at Logility Parent’s annual meeting of shareholders held on August 20, 2024. Following the Effective Time, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time was reclassified, exchanged and converted into 1.2 shares of Logility Parent’s Common Stock (formerly known, after giving effect to the Second Amended and Restated Articles, as Class A Common Stock and, referred to herein as "Common Stock" or "Class A Common Stock"). The shares issued to the Class B Shareholder were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.
In accordance with ASC 260, Earnings Per Share, net (loss) earnings per share attributable to common shareholders was reduced by the excess of the fair value of the common shares issued over the carrying amount of the Class B shares surrendered. For further information regarding this transaction, see Note D to the accompanying condensed consolidated financial statements.
Merger Agreement
On January 24, 2025, Logility Parent entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Logility Parent, Aptean, Inc., a Delaware corporation (“Aptean”), and Update Merger Sub, Inc., a Georgia corporation and wholly owned subsidiary of Aptean (“Merger Sub”), pursuant to which Logility Parent will be acquired by Aptean by means of a merger of Merger Sub with and into Logility Parent (the “Merger”), with Logility Parent surviving the Merger as a wholly owned subsidiary of Aptean. The Merger and the other transactions contemplated by the Merger Agreement are referred to as the “Transactions.”
Subject to the terms and conditions set forth in the Merger Agreement, at the time that the Merger becomes effective (the “Merger Effective Time”), each share of Logility Parent’s common stock, par value $0.10 per share (the “Shares”), issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by Logility Parent as treasury stock, shares owned by any subsidiary of Logility Parent, shares held by Aptean or Merger Sub or any of their wholly owned subsidiaries and shares owned by shareholders who are entitled to exercise, and have properly exercised dissenters’ rights under Georgia law) will be converted automatically into the right to receive $14.30 in cash, without interest.
Logility Parent's Board of Directors unanimously (1) adopted the Merger Agreement and determined that the Merger Agreement and the Transactions are advisable, fair to and in the best interests of Logility Parent and Logility Parent’s shareholders, (2) approved the execution, delivery and performance of the Merger Agreement by Logility Parent and the consummation of the Transactions and (3) resolved to submit the Merger Agreement for approval by Logility Parent’s shareholders and recommend that Logility Parent’s shareholders approve the Merger Agreement and the Transactions (the "Logility Parent Shareholder Approval").
Consummation of the Merger is subject to various closing conditions, including, among others, (1) obtaining the Logility Parent Shareholder Approval; (2) the receipt of required regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the United Kingdom's National Security and Investment Act 2021; and (3) the absence of any order, judgment, injunction, or determination of a governmental entity (a “Restraint”) or applicable law prohibiting the consummation of the Merger, other than any Restraints or laws that are in jurisdictions that are immaterial to the business and operations of Aptean and Logility Parent or would have an immaterial effect on such parties.
Subject to certain limitations, either party may terminate the Merger Agreement if (1) the Merger is not consummated on or before July 24, 2025 (the “Outside Date”), which date may be extended by Aptean, upon written notice to Logility Parent at least three days prior to the Outside Date, until October 24, 2025, under certain circumstances as specified in the Merger Agreement; (2) any order, judgment, injunction, award, decree or writ is adopted or imposed by, including any consent decree, settlement agreement or similar written agreement with, any governmental entity preventing consummation of the Merger has become final and non-appealable; (3) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon has not been obtained after conclusion of a duly held special meeting of the shareholders of Logility Parent (including any adjournments and postponements thereof); or (4) the breach of any covenants, representations or warranties on the part of the other party, which breach (a) would result in failure of a condition to the obligation of the terminating party to consummate the Merger and (b) is not cured within the earlier of the Outside Date and 45 days following written notice thereof to the breaching party.

Completion of the Merger is currently expected to occur in the second quarter of calendar year 2025, subject.to customary regulatory approvals and the satisfaction of closing conditions detailed in the Merger Agreement. However, because the Merger cannot be completed until the conditions to closing of the Merger are satisfied, Logility Parent cannot assure completion by any particular date, if at all. The consummation of the Merger is not subject to any financing condition. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the Nasdaq Global Select Market (“Nasdaq”) and deregistered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as promptly as practical after the Merger Effective Time.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2025.
Recent Accounting Pronouncements
ASU 2023-07 — In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K as of and for the year ending April 30, 2025.
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
    Professional Services and Other. Our services revenue consists of fees generated from consulting, implementation and training services, including reimbursements of out-pocket expenses in connection with our services. Services are typically optional to our clients, and are distinct from our software. Fees for our services are separately priced and are generally billed in arrears on an hourly basis, and revenue is recognized over time as the services are performed. We believe the output method of hours worked provides the best depiction of the transfer of our services since the client is receiving the benefit from our services as the work is performed. The total amount of expense reimbursement included in professional services and other revenue was immaterial for the three and nine months ended January 31, 2025 and 2024.
    Maintenance. Revenue is derived from maintenance related to perpetual software licenses under which we provide clients with telephone consulting, product updates and releases of new versions of products previously purchased by the client on a when and-if-available basis, as well as error reporting and correction services. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client. Maintenance terms typically range from one to three years. Revenue related to maintenance is generally paid in advance and recognized ratably over the term of the agreement since the Company is standing ready to provide a series of maintenance services that are substantially the same each period over the term; therefore, time is the best measure of progress. Support services for subscriptions are included in the subscription fees and are recognized as a component of such fees.
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
Deferred revenue consists of amounts collected prior to having completed the performance of subscriptions and maintenance. We typically invoice clients for cloud subscription and support fees in advance on a monthly, quarterly or annual basis, with payment due at the start of the cloud subscription or support term. During the nine months ended January 31, 2025, we recognized $43.2 million of revenue that was included in the deferred revenue balance as of April 30, 2024.

	January 31, 2025	April 30, 2024
	(in thousands)
Deferred revenue	$38,110	$47,621

    Remaining Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the client. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $111.0 million. The Company expects to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
    Disaggregated Revenue. The Company typically makes international sales through its VARs and employees located in foreign countries and denominates those sales in United States and New Zealand dollars, British pounds sterling or euros. The Company disaggregates revenue from contracts with clients by geography, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company's transaction and translation gains and losses associated with foreign currencies were not material for the three and nine months ended January 31, 2025.
The Company’s revenue by geography is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
Domestic	$19,411	$20,040	$59,695	$60,646
International	5,596	5,496	16,790	16,481
	$25,007	$25,536	$76,485	$77,127

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
    Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the economic benefit period. These deferred commission costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets (Unaudited). Total deferred commissions at January 31, 2025 and April 30, 2024 were $2.0 million and $2.5 million, respectively. Amortization of sales commissions was $0.5 million and $1.2 million for the three and nine months ended January 31, 2025 and $0.4 million and $1.2 million for the three and nine months ended January 31, 2024, respectively, which is included in "Sales and marketing" expense in the accompanying Condensed Consolidated Statements of Operations. No impairment losses were recognized during the periods.
C. Declaration of Dividend Payable
On November 20, 2024, our Board of Directors declared a quarterly cash dividend of $0.11 per share of our Common Stock. The cash dividend became payable on February 21, 2025 to our shareholders of record at the close of business on February 7, 2025.
D. (Loss) Earnings Per Common Share
Prior to the Reclassification discussed in Note A, Logility Parent had two classes of common stock. As a result, the Company computed the (loss) earnings per share in compliance with the Earnings Per Share Topic of ASC 260, Earnings Per Share, which requires companies that have multiple classes of participating equity securities to use the “two-class” method in computing (loss) earnings per share.

Basic (loss) earnings per share are calculated by dividing net (loss) earnings attributable to each class of common stock by the weighted average number of shares outstanding. All undistributed losses or earnings are allocated evenly between Class A and B common shares in the (loss) earnings per share calculation to the extent that earnings equal or exceed $0.05 per share.

Diluted (loss) earnings per share is calculated similarly to basic (loss) earnings per share, except that the calculation is adjusted to give effect to dilutive elements including stock options and restricted stock units ("RSUs") issuable under Logility Parent's stock incentive plans. Diluted (loss) earnings per share excludes all dilutive potential shares of common stock if their effect is anti-dilutive. For the Company’s diluted (loss) earnings per share calculation for common shares, the Company uses the “if-converted” method. This calculation assumes that all Class B common shares are converted into Class A common shares and, as a result, assumes there are no holders of Class B common shares to participate in undistributed earnings.

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

In accordance with ASC 260, Earnings Per Share, and as related to the Reclassification Agreement discussed in Note A, the $3.8 million difference between the fair value of the common shares issued and the carrying value of the Class B shares surrendered was included as a reduction to the numerator in calculating the net (loss) earnings attributable to common shareholders.

The following tables set forth the computation of basic (loss) earnings per common share and diluted (loss) earnings per common share (in thousands except for per share amounts):

Basic (loss) earnings per common share:

	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2025
	Class A Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.33	$0.33
Undistributed (loss)	(0.19)	(0.41)	(0.41)
Total	$(0.08)	$(0.08)	$(0.08)
Distributed earnings	$3,708	$10,817	$260
Undistributed (loss)	(6,466)	(9,809)	(235)
Total	$(2,758)	$1,008	$25
Consideration transferred in excess of Class B shares cost basis pursuant to the Reclassification Agreement	$—	$(3,668)	$(88)
Net (loss) attributable to common shareholders	$(2,758)	$(2,660)	$(63)
Basic weighted average common shares	33,680	32,721	786

	Three Months Ended January 31, 2024		Nine Months Ended January 31, 2024
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Distributed earnings	$0.11	$0.11	$0.33	$0.33
Undistributed earnings (losses)	0.01	0.01	(0.06)	(0.06)
Total from continuing operations	$0.12	$0.12	$0.22	$0.27
Total from discontinued operations	—	—	0.05	—
Total	$0.12	$0.12	$0.27	$0.27
Distributed earnings	$3,454	$200	$10,568	$601
Undistributed earnings (losses)	410	24	(1,864)	(106)
Total from continuing operations	$3,864	$224	$6,892	$495
Total from discontinued operations	—	—	1,812	—
Net earnings attributable to common shareholders	$3,864	$224	$8,704	$495
Basic weighted average common shares outstanding	31,470	1,822	32,020	1,822

Diluted EPS for Class A Common Shares Using the If-Converted Method
Three Months Ended January 31, 2025

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$(2,758)	33,680	$(0.08)
Common Stock Equivalents	—	—	—
	(2,758)	33,680	(0.08)
Class B Common Share Conversion*	—	—	—
Diluted EPS for Class A Common Shares	$(2,758)	33,680	$(0.08)

Nine Months Ended January 31, 2025

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*

Per Basic	$(2,660)	32,721	$(0.08)
Common Stock Equivalents	—	11	—
	(2,660)	32,732	(0.08)
Class B Common Share Conversion	(63)	786	—
Diluted EPS for Class A Common Shares	$(2,723)	33,518	$(0.08)

Three Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$3,864	31,470	$0.12
Common Stock Equivalents	—	44	—
	3,864	31,514	0.12
Class B Common Share Conversion	224	1,822	—
Diluted EPS for Class A Common Shares	$4,088	33,336	$0.12

Nine Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class A Common Shares	Class A Common Shares	EPS*
Per Basic	$8,704	32,020	$0.27
Common Stock Equivalents	—	24	—
	8,704	32,044	0.27
Class B Common Share Conversion	495	1,822	—
Diluted EPS for Class A Common Shares	$9,199	33,866	$0.27

Diluted EPS for Class B Common Shares Using the Two-Class Method

Nine Months Ended January 31, 2025

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$(63)	786	$(0.08)
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$(63)	786	$(0.08)

Three Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$224	1,822	$0.12
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$224	1,822	$0.12

Nine Months Ended January 31, 2024

	Undistributed & Distributed Earnings to Class B Common Shares	Class B Common Shares	EPS*
Per Basic	$495	1,822	$0.27
Reallocation of undistributed earnings/losses from Class A Common Shares to Class B Common Shares	—	—	—
Diluted EPS for Class B Common Shares	$495	1,822	$0.27

____________
*Amounts adjusted for rounding

For the three and nine months ended January 31, 2025 we excluded options to purchase 6,896,195 and 6,660,537 Common Shares, and 83,587 and 83,587 RSUs, respectively, and for the three and nine months ended January 31, 2024 we excluded options to purchase 6,481,015 and 6,184,717 Common Shares, and 0 and 0 RSUs, respectively. We excluded these options because the exercise prices of those options were greater than the average market price of the Common Shares during the applicable period. As of January 31, 2025, we had a total of 6,887,200 options outstanding and as of January 31, 2024, we had a total of 6,427,004 options outstanding. As of January 31, 2025, we had a total of 83,587 RSUs outstanding and as of January 31, 2024, we had a total of 95,411 RSUs outstanding.
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
Effective September 5, 2023, Logility Parent's wholly owned subsidiary, Logility, Inc., entered into a Stock Purchase Agreement (“Garvis Purchase Agreement”) with privately-held Garvis AI Limited, a private limited company organized and registered under the laws of England and Wales (“Garvis”). Pursuant to the Garvis Purchase Agreement, Logility, Inc. acquired 100% of the total issued and outstanding shares of capital stock of Garvis, a visionary SaaS startup that can combine a large language model-based AI interface (e.g. ChatGPT) with AI-native demand forecasting.
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
Under the terms of the Garvis Purchase Agreement, Logility, Inc. acquired the capital stock for cash consideration paid, net of cash acquired, of approximately $25.0 million, subject to certain post-closing adjustments. The Company incurred acquisition costs of $0 during the three and nine months ended January 31, 2025 and $167,000 and $504,000 during the three and nine months ended January 31, 2024, respectively. The operating results of Garvis are not material for proforma disclosure. The Company allocated $16.2 million of the total purchase price to goodwill, which has been assigned to the Supply Chain Management segment and is not deductible for income tax purposes.
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

F. Divestitures
Discontinued Operations
On September 18, 2023, the Company disposed of its 100% equity interest in its information technology staffing firm, TPM to Marathon TS, Inc., an IT professional services firm for approximately $2.1 million in cash, of which $200,000 is held in escrow. The amounts held in escrow are limited to claims arising out of or relating to any pre-closing taxes. Any escrow amounts that are not subject to then outstanding indemnification claims shall be released to the Company in equal $100,000 increments on the 24 and 36 month anniversary of the transaction closing date and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets (Unaudited) as of January 31, 2025 and April 30, 2024. There have not been any submitted, or expected, indemnification claims against these escrowed funds. This transaction enables us to focus on our core supply chain planning business allowing Logility to continue to expand its AI-first supply chain management platform.
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
The following is selected financial information included in Earnings from discontinued operations for TPM:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$4,932
Cost of revenue	—	—	—	3,959
Total operating expenses	$—	$—	$—	$718
Gain on disposal of discontinued operations	$—	$—	$—	$2,124
Earnings before income taxes	$—	$—	$—	$2,379
Income tax expense	—	64	—	567
Earnings from discontinued operations, net of taxes	$—	$(64)	$—	$1,812

G. Stock-Based Compensation
The Compensation Committee of our Board of Directors awarded RSUs to independent directors not employed by the Company that will vest, and shares of Class A common stock will be issued, on the first anniversary of the date of the grant. In addition, stock option grants for employees and contractors for Class A common shares were issued, as follows:

	Nine Months Ended January 31,
	2025	2024
Awards granted:
Options	1,311,000	1,485,000
RSUs	83,587	95,411
Total awards granted	1,394,587	1,580,411

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the fair value of each RSU award is estimated on the date of grant using the fair value method. The forfeiture rates are estimated using historical data. We recorded total compensation cost related to stock options of approximately $1.4 million and $1.3 million, and income tax expense of approximately $0 and $69,000 from option expirations during the three months ended January 31, 2025 and 2024, respectively. The Company recorded compensation cost related to RSUs of approximately $0.2 million and $0.3 million during the three months ended January 31, 2025 and 2024, respectively. We recorded total compensation cost related to stock options of approximately $4.0 million and $4.0 million, and income tax expense of approximately $0.6 million and $0 from option expirations during the nine months ended January 31, 2025 and 2024, respectively. The Company recorded compensation cost related to RSUs of approximately $0.8 million and $0.7 million during the nine months ended January 31, 2025 and 2024, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period directly to additional paid-in capital.
During the nine months ended January 31, 2025 and 2024, we issued 9,000 and 26,253 shares of Class A common stock, respectively, resulting from the exercise of stock options. During the nine months ended January 31, 2025 and 2024, we issued 95,613 and 0 shares of Class A common stock, respectively, resulting from the vesting of RSUs. The total intrinsic value of options exercised during the nine months ended January 31, 2025 and 2024 based on market value at the exercise dates was approximately $0 and $40,000, respectively. The total intrinsic value of RSUs released during the nine months ended January 31, 2025 and 2024 based on market value at the exercise dates was approximately $1.1 million and $0, respectively. As of January 31, 2025, unrecognized compensation cost related to unvested stock option and RSU awards approximated $12.9 million and $0.2 million, respectively which we expect to recognize over a weighted average period of 1.63 years.

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
The following tables present our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2025 and April 30, 2024, and indicate the fair value hierarchy of the valuation techniques we used to determine such fair value (in thousands):

	January 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$27,969	$—	$—	$27,969
U.S. Treasury securities	44,915	—	—	44,915
Total	$72,884	$—	$—	$72,884

	April 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash equivalents	$53,521	$—	$—	$53,521
U.S. Treasury securities	24,261	—	—	24,261
Total	$77,782	$—	$—	$77,782

I. Stock Repurchases
On August 19, 2002, our Board of Directors approved a resolution authorizing the repurchase of up to an additional 2.0 million shares of our Class A common stock (the "2002 Repurchase Plan"). We have completed our repurchase of 2.0 million shares of common stock under the 2002 Repurchase Plan, at a cost of approximately $16.4 million. As of January 31, 2025, under all repurchase plans previously authorized, including the 2002 Repurchase Plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.

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
During the first quarter of fiscal 2025, the Company changed the structure of its internal organization to accelerate the execution of its strategy, including strengthening the Company’s ability to deliver strong financial performance, drive growth in its SCM service offerings, meet changing customer demands in supply chain networks, achieve cost savings and enable strategic innovation across the Company’s SCM businesses. The result of this change was that the operating results related to the Company's former subsidiary New Generation Computing's legacy enterprise resource planning business was repositioned out of the SCM segment and into the Other segment. Certain prior year amounts have been recast to conform to fiscal 2025 presentation. Furthermore, this change had no effect on our previously reported consolidated financial position or consolidated results of operations.
All of our revenue is derived from external clients. We do not have any inter-segment revenue. Our income taxes and dividends are paid at a consolidated level. Consequently, it is not practical to show these items by operating segment.
The following table sets forth certain financial information from continuing operations attributable to the Company's business segments for the three and nine months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue:
Supply Chain Management	$24,192	$24,741	$74,069	$74,535
Other	815	795	2,416	2,592
	$25,007	$25,536	$76,485	$77,127
Operating income (loss):
Supply Chain Management	$4,768	$6,014	$17,502	$17,778
Other	(8,281)	(5,199)	(18,135)	(14,342)
	$(3,513)	$815	$(633)	$3,436
Capital expenditures:
Supply Chain Management	$14	$21	$41	$434
Other	89	47	342	155
	$103	$68	$383	$589
Depreciation and amortization:
Supply Chain Management	$987	$1,462	$3,006	$3,115
Other	168	172	503	526
	$1,155	$1,634	$3,509	$3,641
Earnings (loss) before income taxes:
Supply Chain Management	$5,109	$7,705	$18,948	$19,735
Other	(7,842)	(2,473)	(16,487)	(10,573)
	$(2,733)	$5,232	$2,461	$9,162

L. Major Clients
No single client accounted for more than 10% of total revenue for the three and nine months ended January 31, 2025 and 2024. One client accounted for 10% of Trade accounts receivable as of January 31, 2025. No single client accounted for more than 10% of Trade accounts receivable as of April 30, 2024.

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
None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “expect,” “may,” “should,” “intend,” “seek,” “estimate,” “plan,” “target,” “project,” “likely,” “will,” “future” or other similar words or phrases that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:
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
Additionally, these forward-looking statements are subject to a number of risks, uncertainties and assumptions related to the Merger Agreement. These risks and uncertainties include, but are not limited to, factors such as: (i) the ability to obtain regulatory approval and meet other closing conditions to the proposed transaction, including obtaining approval of Logility’s shareholders, on the expected timeframe or at all; (ii) potential adverse reactions or changes to business relationships, operating results, financial results and the business generally resulting from the announcement, pendency or inability to complete the proposed transaction on the expected timeframe or at all; (iii) actual or threatened litigation relating to the proposed transaction or otherwise; (iv) the inability to retain key personnel, management or clients, or potential diminished productivity due to the impact of the proposed transaction on the Company’s current and prospective employees, key management, clients and other business partners; (v) risks related to diverting management’s attention from the Company’s ongoing business operations; (vi) unexpected delays, costs, charges, fees or expenses resulting from the proposed transaction or the assumption of undisclosed liabilities related thereto; (vii) the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the proposed transaction, including in circumstances requiring the Company to pay a termination fee; (viii) the risk that the price of Logility Parent’s common stock may fluctuate during the pendency of the proposed transaction and may decline significantly if the proposed transaction is not completed; (ix) the ability to successfully integrate operations and employees and to realize anticipated benefits and synergies of the proposed transaction as rapidly or to the extent anticipated; (x) actions by competitors; (xi) general adverse economic, political, social and security conditions in the regions in which Logility Parent and Aptean operate; and (xii) the other risks and uncertainties discussed under “Risk Factors” in Logility Parent’s most recent Annual Report on Form 10-K, in Item 1A. of Part II of this Quarterly Report and in other documents that Logility Parent subsequently files from time to time with the SEC.
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

ECONOMIC OVERVIEW
In January 2025, the International Monetary Fund (“IMF”) provided an update to the World Economic Outlook for 2025. The update noted that, “Global growth is projected at 3.3 percent both in 2025 and 2026, below the historical (2000–19) average of 3.7 percent. The forecast for 2025 is broadly unchanged from that in the October 2024 World Economic Outlook (WEO), primarily on account of an upward revision in the United States offsetting downward revisions in other major economies. Global headline inflation is expected to decline to 4.2 percent in 2025 and to 3.5 percent in 2026, converging back to target earlier in advanced economies than in emerging market and developing economies.
Medium-term risks to the baseline are tilted to the downside, while the near-term outlook is characterized by divergent risks. Upside risks could lift already-robust growth in the United States in the short run, whereas risks in other countries are on the downside amid elevated policy uncertainty. Policy-generated disruptions to the ongoing disinflation process could interrupt the pivot to easing monetary policy, with implications for fiscal sustainability and financial stability. Managing these risks requires a keen policy focus on balancing trade-offs between inflation and real activity, rebuilding buffers, and lifting medium-term growth prospects through stepped-up structural reforms as well as stronger multilateral rules and cooperation."
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
COMPANY OVERVIEW
Logility Supply Chain Solutions, Inc. (formerly known as American Software, Inc. until October 1, 2024 and referred to herein as "Logility Parent" and, together with all of its wholly-owned subsidiaries, the "Company"), was incorporated in Georgia in 1970. The Company is headquartered in Atlanta, Georgia with another U.S. office in Miami; and international offices in Belgium, the United Kingdom, India, and Germany.
We provide our software and services solutions through two major operating segments: (1) Supply Chain Management and (2) Other. The SCM software business is our core market. We continue to provide limited services to our legacy ERP clients included in the Other segment.
Logility Parent through its wholly-owned subsidiary and operating entity Logility, Inc ("Logility"), delivers prescriptive demand, inventory, manufacturing, and supply planning tools – helping to provide executives the confidence and control to increase margins and service levels, while delivering sustainable supply chains. Designed for speed and agility, Logility's SaaS cloud-based platform provides an innovative blend of artificial intelligence (AI), machine learning, and predictive analytics to help deliver integrated planning and operations across the end-to-end supply chain. Our prescriptive approach drives team alignment for enterprises with prioritized outcomes that assure demonstrable value.
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

Logility is also a leader in multiple IDC MarketScape reports including; the November 2024 report IDC MarketScape: Worldwide Holistic Supply Chain Planning Overall 2024 Vendor Assessment; the October 2024 report IDC MarketScape: Worldwide Supply Chain for Discrete Industries Vendor Assessment; the December 2024 report IDC MarketScape: Worldwide Supply Chain Planning for Spare Parts/MRO Industries Vendor Assessment; and the October 2024 report IDC MarketScape Worldwide Supply Chain Planning for Distribution Industries Vendor Assessment. Logility was also named as a Major Player in the October 2024 IDC MarketScape Worldwide Supply Chain Planning for Process Industries Vendor Assessment and the November 2024 IDC MarketScape Worldwide Supply Chain Planning for Life Sciences Industries Vendor Assessment.
We serve approximately 500 clients located in approximately 80 countries, largely concentrated within key vertical markets including apparel and other soft goods, food and beverage, consumer packaged goods, consumer durable goods, wholesale distribution, specialty chemical and other process manufacturing. Our solutions are marketed and sold through a direct sales team as well as an indirect global value-added reseller (“VAR”) distribution network. Our solutions may be deployed in the cloud or with existing on-premise clients who may require additional components. We further support our clients with an array of consulting, implementation, operational and training services as well as technical support and hosting.
We derive revenue from four sources: subscriptions, licenses, professional and other services, and maintenance. We generally determine SaaS subscription and software license fees based on the breadth of functionality and number of users and/or divisions. Professional services and other revenues consist primarily of fees from software implementation, training, and consulting services. Professional services are typically optional to our clients and are distinct from our software. Fees for our professional services are separately priced and are generally billed in arrears on an hourly basis, and revenue is recognized over time as the services are performed. Subscription agreements typically are for a three-to five-year term, are typically noncancelable, are billed in advance on a monthly, quarterly or annual basis and are generally recognized ratably over the term of the arrangement. Maintenance for perpetual licenses is renewable, generally on an annual basis, at the option of the client, with terms typically ranging from one to three years and is recognized ratably over the term of the agreement. Deferred revenues represent advance payments or fees for subscriptions, perpetual licenses, professional services and maintenance, which have been billed in advance of the time we recognize the related revenue.
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
A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the "Annual Report") and Item 1A of Part II of this Quarterly Report.

Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (the “SEC”).
Merger Agreement
On January 24, 2025, Logility Parent entered into the Merger Agreement with Aptean and Merger Sub. Pursuant to the Merger Agreement, Logility Parent will be acquired by Aptean by means of a merger of Merger Sub with and into Logility Parent, with Logility Parent surviving the Merger as a wholly owned subsidiary of Aptean. Subject to the terms and conditions set forth in the Merger Agreement, at the Merger Effective Time, each share of Logility Parent’s common stock, par value $0.10 per share, issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by Logility Parent as treasury stock, shares owned by any subsidiary of Logility Parent, shares held by Aptean or Merger Sub or any of their wholly owned subsidiaries and shares owned by shareholders who are entitled to exercise, and have properly exercised dissenters’ rights under Georgia law), will be converted automatically into the right to receive $14.30 in cash, without interest.
Consummation of the Merger is subject to various closing conditions, including, among others, (1) obtaining the Logility Parent Shareholder Approval; (2) the receipt of required regulatory approvals, including expiration of the waiting period under the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the United Kingdom’s National Security and Investment Act 2021; and (3) the absence of any order, judgment, injunction, or determination of a governmental entity (a “Restraint”) or applicable law prohibiting the consummation of the Merger, other than any Restraints or laws that are in jurisdictions that are immaterial to the business and operations of Aptean and Logility Parent or would have an immaterial effect on such parties.
Completion of the Merger is currently expected to occur in the second quarter of calendar year 2025, subject to the satisfaction of closing conditions detailed in the Merger Agreement. However, because the Merger cannot be completed until the conditions to closing are satisfied, we cannot assure completion by any particular date, if at all. The consummation of the Merger is not subject to any financing condition. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the Nasdaq and deregistered under the Exchange Act as promptly as practicable after the Merger Effective Time.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2025.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our condensed consolidated financial statements, if any, see Note A in the Notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
COMPARISON OF RESULTS OF OPERATIONS
Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2025	2024	2025 vs. 2024
Revenue:
Subscription fees	59%	55%	5%
License	3%	1%	139%
Professional services and other	11%	13%	(21)%
Maintenance	27%	31%	(12)%
Total revenue	100%	100%	(2)%
Cost of revenue:
Subscription fees	18%	19%	(7)%
License	—%	—%	(100)%
Professional services and other	9%	11%	(13)%
Maintenance	5%	6%	(9)%
Total cost of revenue	33%	36%	(9)%
Gross margin	67%	64%	2%
Research and development	19%	18%	4%
Sales and marketing	25%	20%	22%
General and administrative	37%	23%	57%
Amortization of acquisition-related intangibles	1%	1%	(1)%
Total operating expenses	82%	62%	30%
Operating (loss) income	(15)%	2%	nm
Other income (loss):
Other, net	3%	17%	(82)%
(Loss) earnings before income taxes	(12)%	19%	nm
Income tax expense	—%	4%	(98)%
Net (loss) earnings from continuing operations	(12)%	15%	nm
Net (loss) earnings	(12)%	15%	nm
____________
Amounts in table adjusted for rounding
nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenue and the percentage changes in dollars for such items for the nine months ended January 31, 2025 and 2024:

	Nine Months Ended January 31,
	Percentage of Total Revenue		Pct. Change in Dollars
	2025	2024	2025 vs. 2024
Revenue:
Subscription fees	58%	53%	7%
License	1%	1%	23%
Professional services and other	13%	14%	(8)%
Maintenance	28%	32%	(12)%
Total revenue	100%	100%	(1)%
Cost of revenue:
Subscription fees	18%	18%	1%
License	—%	—%	(73)%
Professional services and other	10%	11%	(10)%
Maintenance	5%	6%	(18)%
Total cost of revenue	34%	35%	(6)%
Gross margin	66%	65%	2%
Research and development	18%	17%	3%
Sales and marketing	22%	21%	5%
General and administrative	27%	22%	22%
Amortization of acquisition-related intangibles	1%	—	66%
Total operating expenses	68%	60%	11%
Operating (loss) income	(2)%	5%	(118)%
Other income:
Other, net	4%	7%	(46)%
Earnings before income taxes	2%	12%	(73)%
Income tax expense	2%	2%	(20)%
Net earnings from continuing operations	—%	10%	(86)%
Earnings from discontinued operations, net of income taxes	—%	2%	nm
Net earnings	—%	12%	(89)%
____________
Amounts in table adjusted for rounding
nm - not meaningful
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024
REVENUE

	Three Months Ended January 31,
				% of Total Revenue
	2025	2024	% Change	2025	2024
	(in thousands)
Subscription fees	$14,818	$14,114	5%	59%	55%
License	662	277	139%	3%	1%
Professional services and other	2,712	3,418	(21)%	11%	13%
Maintenance	6,815	7,727	(12)%	27%	31%
Total revenue	$25,007	$25,536	(2)%	100%	100%

	Nine Months Ended January 31,
				% of Total Revenue
	2025	2024	% Change	2025	2024
	(in thousands)
Subscription fees	$44,131	$41,235	7%	58%	53%
License	976	795	23%	1%	1%
Professional services and other	10,199	11,107	(8)%	13%	14%
Maintenance	21,179	23,990	(12)%	28%	32%
Total revenue	$76,485	$77,127	(1)%	100%	100%

For the three months ended January 31, 2025, revenue decreased by 2% when compared to the same period last year, which was attributable primarily to a 21% decrease in professional services and other revenue, a 12% decrease in maintenance revenue, offset by a 5% increase in subscription revenue and a 139% increase in license fees.
For the nine months ended January 31, 2025, revenue decreased by 1% when compared to the same period last year, primarily due to a 12% decrease in maintenance revenue and an 8% decrease in professional services and other revenue, offset by a 7% increase in subscription revenue and a 23% increase in license fees.
Due to intense competition in our industry, we may discount SaaS and license fees from our published list price. Numerous factors contribute to the amount of the discount provided, such as previous client purchases, the number of client sites utilizing the software, the number of components purchased and the number of users, as well as the overall size of the contract. While all these factors may affect the discount amount of a particular contract, the overall percentage discount has not materially changed in the recent reported fiscal periods.
The change in our revenue from period to period is primarily due to the volume of products and related services sold in any period and the number of products or modules purchased with each sale.
International revenue is generally denominated in U.S dollars and accounted for approximately 22% of total revenue for the three and nine months ended January 31, 2025 compared to 22% and 21% for the three and nine months ended January 31, 2024, respectively. Our revenue, particularly our international revenue, may fluctuate substantially from period to period, primarily because we derive most of our license and subscription fee revenue from a relatively small number of clients in a given period.
Subscription Fees

	Three Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$14,782	$14,083	5%
Other	36	31	16%
Total subscription fees revenue	$14,818	$14,114	5%

	Nine Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$44,029	$41,102	7%
Other	102	133	(23)%
Total subscription fees revenue	$44,131	$41,235	7%

For the three and nine months ended January 31, 2025, subscription fees revenue increased 5% and 7%, respectively when compared to the same period in the prior year, primarily due to an increase in the number of contracts, including contracts with a higher cloud services annual contract value. For the three and nine months ended January 31, 2025 and 2024, our SCM segment constituted nearly 100% of total subscription fee revenue.
The direct sales channel provided 81% and 79% of subscription revenues for the three months ended January 31, 2025 and 2024, respectively. For the nine months ended January 31, 2025 and 2024, the direct sales channel provided 80% and 78% of subscription revenues, respectively, due to expanding user licenses and products.
For both the three months ended January 31, 2025 and 2024, our gross margins after removing commission expense on direct sales were approximately 93%, respectively. For both the nine months ended January 31, 2025 and 2024 our gross margins after removing commission expense on direct sales were approximately 93%, respectively. Gross margins are directly related to the mix of sales commission rates based on each individual salesperson’s quotas and related achievement.
For the three months ended January 31, 2025 and 2024, our gross margins after removing commission expense on indirect sales were approximately 73% and 62%, respectively. For the nine months ended January 31, 2025 and 2024, our gross margins after removing commission expense on indirect sales were approximately 66% and 56%, respectively. The indirect channel gross margins increased for the three and nine months ended January 31, 2025 compared to the same periods in the prior year due to the mix of VAR commission rates. These gross margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

License Revenue

	Three Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$662	$277	139%
Other	—	—	—%
Total license revenue	$662	$277	139%

	Nine Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$960	$754	27%
Other	16	41	(61)%
Total license revenue	$976	$795	23%

For the three and nine months ended January 31, 2025, license fee revenue increased 139% and 23%, respectively when compared to the same periods in the prior year. The majority of our current license fee revenue is generated from additional users and expanded scope from our existing on-premise clients, as the market and we have moved away from on-premise licensed software. For both the three months ended January 31, 2025 and 2024, our SCM segment constituted 100% of total license fee revenue. For the nine months ended January 31, 2025 and 2024, our SCM segment constituted 98% and 95%, respectively, of total license fee revenue.
Professional Services and Other Revenue

	Three Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$2,387	$3,123	(24)%
Other	325	295	10%
Total professional services and other revenue	$2,712	$3,418	(21)%

	Nine Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$9,223	$10,079	(8)%
Other	976	1,028	(5)%
Total professional services and other revenue	$10,199	$11,107	(8)%

For the three and nine months ended January 31, 2025, professional services and other revenue decreased by 21% and 8%, respectively, when compared to the same periods in the prior year, primarily due to lower professional services and other revenue derived from our SCM segment. For the three and nine months ended January 31, 2025, our SCM segment’s revenue decreased 24% and 8%, respectively when compared to the same periods in the prior year, primarily due to decreased bookings in recent quarters resulting in decreased project work and outsourcing of some services to systems integrators. For the three and nine months ended January 31, 2025, our Other segment’s revenue increased 10% and decreased 5%, respectively when compared to the same periods in the prior year, primarily due to the timing of project work with existing clients. We have observed that there is a tendency for services and other revenue to lag changes in license and subscription revenue by one to three quarters, as new licenses and subscriptions in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenue only as we perform those services.

Maintenance Revenue

	Three Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$6,362	$7,259	(12)%
Other	453	468	(3)%
Total maintenance revenue	$6,815	$7,727	(12)%

	Nine Months Ended January 31,
	2025	2024	% Change
	(in thousands)
Supply Chain Management	$19,857	$22,577	(12)%
Other	1,322	1,413	(6)%
Total maintenance revenue	$21,179	$23,990	(12)%

For both the three and nine months ended January 31, 2025, maintenance revenue decreased 12%, when compared to the same periods in the prior year, mainly due to our SCM segment. Our SCM maintenance revenue decreased 12% and 12%, respectively, for the three and nine months ended January 31, 2025, when compared to the same periods last year due to normal client attrition, partially due to the divestiture of the Transportation group in November 2023 and clients converting from on-premise support to our SaaS cloud platform. The SCM segment accounted for 93% and 94%, and 94% and 94% of total maintenance revenue for the three and nine months ended January 31, 2025 and 2024, respectively. Our Other segment revenue decreased 3% and 6%, respectively for the three and nine months ended January 31, 2025 when compared to the same periods last year, due to a decline in sales of on-premise licenses and lower renewals on maintenance contracts due to clients converting from on-premise support to our SaaS cloud platform, leading to a decrease in maintenance revenue.

GROSS MARGIN
The following table provides both dollar amounts (in thousands) and percentage measures of gross margin:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025	%	2024	%	2025	%	2024	%
Gross margin on subscription fees	$10,219	69%	$9,170	65%	$30,160	68%	$27,467	67%
Gross margin on license fees	662	100%	274	99%	930	95%	627	79%
Gross margin on professional services and other	381	14%	724	21%	2,455	24%	2,497	22%
Gross margin on maintenance	5,492	81%	6,278	81%	17,186	81%	19,113	80%
Total gross margin	$16,754	67%	$16,446	64%	$50,731	66%	$49,704	65%
For the three and nine months ended January 31, 2025, our total gross margin percentage increased by 3% and 1%, when compared to the same periods in the prior year, primarily due to higher margins on license fees, partially offset by a decrease in margins on professional services and other.
Gross Margin on Subscription Fees
For the three months ended January 31, 2025, our gross margin percentage on subscription fees revenue increased from 65% to 69%, when compared to the same period in the prior year, primarily due to increased subscription revenue, as well as decreases in amortization of capitalized software and commission expense due to the sales mix between our direct and indirect channels.
For the nine months ended January 31, 2025, our gross margin percentage on subscription fees revenue slightly increased from 67% to 68%, when compared to the same period in the prior year, primarily due to increased subscription revenue, as well as, decreases in amortization of capitalized software and commission expense due to the sales mix between our direct and indirect channels.
Gross Margin on License Fees
License fee gross margin percentage for the three and nine months ended January 31, 2025 increased 1% and 16%, respectively, when compared to the same periods in the prior year, primarily due to changes in the sales mix between our direct and indirect sales channels.
Gross Margin on Professional Services and Other
Our gross margin percentage on professional services and other revenue decreased from 21% to 14% for the three months ended January 31, 2025 compared to the same period in the prior year, primarily due to a decrease in revenues and staff utilization. Our gross margin percentage on professional services and other revenue increased from 22% to 24% for the nine months ended January 31, 2025 compared to the same period in the prior year, primarily due to cost containment.
Our gross margin percentage on professional services and other revenue in our SCM segment decreased from 18% to 8% for the three months ended January 31, 2025 compared to the same period in the prior year. Our gross margin percentage on professional services and other revenue in our SCM segment increased from 18% to 20% for the nine months ended January 31, 2025 compared to the same period in the prior year. Our SCM segment constitutes 88% and 90% of the Company’s professional services and other revenue for both the three and nine months ended January 31, 2025 and 90% and 91% for the three and nine months ended January 31, 2024, respectively.
Our Other segment professional services gross margin decreased from 60% to 58% for the three months ended January 31, 2025 compared to the same period in the prior year. Our Other segment professional services gross margin decreased from 67% to 63% for the nine months ended January 31, 2025, compared to the same period in the prior year.
Professional services and other gross margin is directly related to the level of services and other revenue. The primary component of cost of services and other revenue is services staffing and staff utilization, which is relatively inelastic in the short term.
Gross Margin on Maintenance
Maintenance gross margin percentage for the three months ended January 31, 2025 remained flat when compared to the same period in the prior year. Maintenance gross margin percentage for the nine months ended January 31, 2025 increased 1% when compared to the same period in the prior year. The increase is primarily due to a decrease in personnel costs. The primary cost component is maintenance staffing, which is relatively inelastic in the short term.

EXPENSES

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025	2024	% of Total Revenue		2025	2024	% of Total Revenue
			2025	2024			2025	2024
	(in thousands)				(in thousands)
Research and development	$4,748	$4,546	19%	18%	$13,459	$13,064	18%	17%
Sales and marketing	$6,164	$5,039	25%	20%	$16,885	$16,083	22%	21%
General and administrative	$9,164	$5,853	37%	23%	$20,447	$16,775	27%	22%
Amortization of acquisition-related intangible assets	$191	$193	1%	1%	$573	$346	1%	—%
Other income	$780	$4,417	3%	17%	$3,094	$5,726	4%	7%
Income tax expense	$25	$1,080	—%	4%	$1,428	$1,775	2%	2%
Research and Development
Research and development costs include personnel costs, third-party contractors, travel expense, rent, software expense and other non-capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Total research and development expense	$4,748	$4,546	4%	$13,459	$13,064	3%
Percentage of total revenue	19%	18%	6%	18%	17%	6%
Total amortization of capitalized computer software development costs *	$—	$90	(100)%	$11	$332	(97)%
*Included in cost of license fees and subscription fees.

For the three and nine months ended January 31, 2025, total product research and development costs increased by 4% and 3%, when compared to the same period in the previous year. The increase in research and development costs is primarily related to an accrual of $0.4 million related to the probable achievement of the Starboard Acquisition earnout target in the third and final year of the earnout period, which will conclude in June 2025. For the three and nine months ended January 31, 2025, amortization of capitalized software development costs decreased 100% and 97%, respectively, due to the fact that all projects have been fully amortized as of October 31, 2024.
Sales and Marketing
For the three and nine months ended January 31, 2025 sales and marketing expenses as a percentage of revenue increased from 20% to 25% and 21% to 22%, respectively, when compared to the same periods in the prior year. This increase was primarily related to an accrual of $1.1 million related to the probable achievement of the Starboard Acquisition earnout target in the third and final year of the earnout period, which will conclude in June 2025.
General and Administrative
For the three and nine months ended January 31, 2025, general and administrative expenses as a percentage of revenue increased from 23% to 37% and 22% to 27%, respectively, when compared to the same periods in the prior year. The increase in general and administrative expenses was primarily related to $3.5 million related to the Merger Agreement, such as legal and banker fees.
At January 31, 2025, the total number of full-time personnel was 389, which includes 320 employees and 69 third-party contractors, compared to 402 full-time personnel, which includes 327 employees and 75 third-party contractors at January 31, 2024.

Operating Income (Loss)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Supply Chain Management	$4,768	$6,014	(21)%	$17,502	$17,778	(2)%
Other*	(8,281)	(5,199)	59%	(18,135)	(14,342)	26%
Total operating (loss) income	$(3,513)	$815	(531)%	$(633)	$3,436	(118)%
*    Includes all corporate overhead and other common expenses.
Our SCM segment operating income decreased by 21% for the three months ended January 31, 2025, when compared to the same period in the prior year primarily due to a decrease in professional services and other and maintenance revenue and higher marketing expense. Our SCM segment operating income decreased by 2% for the nine months ended January 31, 2025, when compared to the same period in the prior year primarily due to an increase in marketing and sales expense, general and administrative expense, offset partially by a decrease in acquisition related amortization of intangibles.
Our Other segment operating loss increased by 59% and 26%, respectively, for the three and nine months ended January 31, 2025, when compared to the same periods in the prior year due primarily to increased general and administrative expenses related to the Merger Agreement of $3.5 million.
Other Income (Loss)
Other income (loss) is comprised of net interest and dividend income, rental income, asset gains and losses, exchange rate gains and losses, and realized and unrealized gains and losses from investments. For the three months ended January 31, 2025, the decrease in other income is mainly due to decreases in net unrealized gains on investments, realized gain on sale of assets and exchange rate gains and losses, partially offset by increases in net realized gains on investments and interest income, when compared to the same period in the prior year. We recorded unrealized losses of approximately $0.7 million and realized gains of approximately $0.6 million for the three months ended January 31, 2025 from our trading securities portfolio.
For the nine months ended January 31, 2025, the decrease in other income is mainly due to decreases in realized gain on the sale of assets, unrealized gain on investments and interest income, partially offset by increases in net gain on investments, when compared to the same period in the prior year. We recorded unrealized losses of approximately $1.0 million and realized gains of approximately $1.4 million for the nine months ended January 31, 2025 from our trading securities portfolio.
For the nine months ended January 31, 2025 and 2024, our investments generated an annualized yield of approximately 4.56% and 4.20%, respectively.
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
During the three and nine months ended January 31, 2025, we recorded income tax expense from continuing operations of $25,000 and $1.4 million, respectively, which included discrete stock compensation expense of $0 and $556,000, respectively, net of normal income tax expense from operations. During the three and nine months ended January 31, 2024, we recorded income tax expense from continuing operations of $1.1 million and $1.8 million, respectively, which included discrete stock compensation expense of $69,000 and $69,000, respectively, net of normal income tax expense from operations. Before adjusting for these discrete tax expenses, our effective tax rate would have been (0.9%) and 35.4% in the three and nine months ended January 31, 2025, respectively, compared to our effective tax rate of 19.3% and 18.6% in the three and nine months ended January 31, 2024, respectively. In addition, research and development credits reduced our effective tax rate by 19.1% in the nine months ended January 31, 2025, compared to a reduction of 4.7% in the nine months ended January 31, 2024 and an increase in our valuation allowance and various permanent differences increased our effective rate by 8.3% and 18.9%, respectively, in the nine months ended January 31, 2025, compared to an increase of 2.1% and a reduction of 3.5%, respectively, in the nine months ended January 31, 2024.
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
The following table shows information about our cash flows and liquidity positions during the nine months ended January 31, 2025 and 2024. You should read this table and the discussion that follows in conjunction with our Condensed Consolidated Statements of Cash Flows contained in Item 1 in Part I of this Quarterly Report and in our Annual Report.

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(13,843)	$7,916
Net cash provided by operating activities of discontinued operations	—	1,554
Net cash (used in) provided by operating activities	(13,843)	9,470
Net cash used in investing activities of continuing operations	(383)	(24,920)
Net cash provided by investing activities of discontinued operations	—	1,825
Net cash used in investing activities	(383)	(23,095)
Net cash used in financing activities of continuing operations	(10,927)	(21,217)
Net change in cash and cash equivalents	$(25,153)	$(34,842)
For the nine months ended January 31, 2025, the net decrease in cash used in operating activities when compared to cash provided by operating activities in the same period last year was due primarily to the following: (1) an increase in the purchases of trading securities, (2) a decrease in net earnings, (3) a relative increase in deferred revenue when compared to the same period last year due to timing of revenue recognition and (4) lower depreciation and amortization expense when compared to the same period last year.
This net decrease in cash used in operating activities was partially offset by: (1) an increase in the proceeds from the maturity and sales of trading securities, (2) a decrease in accounts payable and other liabilities compared to the same period last year due to timing of payments, (3) a decrease in prepaid expenses and other assets when compared to the same period last year due to the timing of purchases, (4) a decrease in gain on sale of discontinued operations, (5) a larger decrease in client accounts receivable when compared to the same period last year due to the timing of closing client sales and related collections, (6) a decrease in proceeds from maturities of trading securities and (7) higher stock based compensation.
The decrease in cash used in investing activities when compared to the same period in the prior year was mainly due to the Garvis acquisition in the prior year and a decrease in purchases of property and equipment, partially offset by a decrease in proceeds from sale of a business.
The decrease in cash used in financing activities when compared to the prior year was due primarily to decreases in the repurchase of common stock and dividends paid, partially offset by a decrease in proceeds from stock option exercises.
The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to understand net total cash generated by our activities:

	As of January 31,
	2025	2024

Cash and cash equivalents	$34,359	$55,854
Short-term investments	44,915	22,454
Total cash and short-term investments	$79,274	$78,308
Net decrease in total cash and investments during the nine months ended January 31,	$(4,499)	$(29,622)
Our total activities used less cash and investments during the nine months ended January 31, 2025, when compared to January 31, 2024, in the course of normal business operations.
Days Sales Outstanding in accounts receivable was 82 days as of January 31, 2025, compared to 86 days as of January 31, 2024. This decrease is primarily due to the timing of billings and cash collections. Our current ratio was 2.0 to 1 on January 31, 2025 and 2.3 to 1 on January 31, 2024.
Our business in recent periods has generated positive cash flow from operations, excluding purchases and proceeds of sale of trading securities. For this reason, and because we had $79.3 million in cash and investments with no debt as of January 31, 2025, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for continuing operations for a minimum of twelve months for working capital, capital expenditures and other corporate needs. However, at some future date, we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
On August 19, 2002, our Board of Directors approved the 2002 Repurchase Plan. We have completed our repurchase of 2.0 million shares of common stock under the 2002 Repurchase Plan, at a cost of approximately $16.4 million. As of January 31, 2025, under all repurchase plans previously authorized, including the 2002 Repurchase Plan, we have repurchased a total of 5,534,953 shares of common stock at a cost of approximately $35.8 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For the nine months ended January 31, 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency. In the three and nine months ended January 31, 2025, we generated approximately 22% of our revenue outside the United States We typically make international sales through our VARs and employees located in foreign countries and denominate those sales in United States and New Zealand dollars, British pounds sterling or euros. However, expenses incurred in connection with these sales are typically denominated in the local currencies. We recorded exchange rate losses of approximately $0.2 million for the three months ended January 31, 2025 compared to exchange rate gains of approximately $42,000 for the same period in the prior year. We recorded exchange rate losses of approximately $0.3 million for both the nine months ended January 31, 2025 and 2024. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $556,000 and $496,000 exchange rate gain or loss for the three and nine months ended January 31, 2025, respectively. We have not engaged in any hedging activities.
Interest Rates and Other Market Risks. We have no debt, and therefore limit our discussion of interest rate risk to risk associated with our investment profile. We manage our interest rate risk by maintaining an investment portfolio of trading investments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies. These instruments are denominated in U.S. dollars. The fair market value of these instruments as of January 31, 2025 was approximately $72.9 million compared to $73.9 million as of January 31, 2024.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As noted above, the material weakness over certain process-level controls over the reconciliation of cash, accounts receivable, accounts payable, accrued compensation and related costs and cost of revenues reported has been fully remediated as of July 31, 2024.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently involved in legal proceedings requiring disclosure under this item.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report. Other than as set forth below, there have been no material changes to the risk factors as previously disclosed in such Annual Report.
The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations, and stock price.

On January 24, 2025, we entered into the Merger Agreement with Aptean and Merger Sub. Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions in the Merger Agreement, including, among others: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon; (ii) the receipt of required regulatory approvals, including expiration of the waiting period under the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the United Kingdom’s National Security and Investment Act 2021; and (iii) the absence of any order, judgment, injunction, or determination of a governmental entity (a “Restraint”) or applicable law prohibiting the consummation of the Merger, other than any Restraints or laws that are in jurisdictions that are immaterial to the business and operations of Aptean and Logility Parent or would have an immaterial effect on Aptean and Logility Parent.

If the proposed Merger is delayed or not completed, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations, and financial condition. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

While the Merger is pending, we are subject to business uncertainties, contractual restrictions, and substantial transaction-related costs that could harm our business relationships, financial condition, results of operations, and business.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, and other third parties who deal with us may have a material adverse effect on our business, results of operations, and financial condition. Such uncertainties may impair our ability to attract, retain, and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger, creating distractions and thus resulting in a decline in their productivity. These uncertainties could also lead current and prospective customers and partners to purchase products and services from other providers or delay purchasing from us, which could have a material adverse effect on our business, results of operations, financial condition, and market price of our common stock. The pendency of the Merger may also generate negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers.

In addition, the Merger Agreement subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations, and cash flows.

Further, we may incur significant costs, fees, expenses, and charges related to the Merger, including but not limited to, the cost of professional services and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition. We have also expended, and continue to expend, significant management time and resources in an effort to complete the Merger, and the resulting disruption to our business may negatively impact our ongoing operations.

Additionally, if the Merger is not completed due to an Intervening Event or Company Superior Proposal (as such terms are defined in the Merger Agreement), we could be required to pay a termination fee of up to $24,500,000. If the Merger

Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations, or financial condition, which in turn would materially and adversely affect the price of our common stock.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations. or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, financial condition and results of operations.

Lawsuits relating to the Merger could be filed against Logility Parent or our board of directors, executive officers or stockholders. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against Logility Parent or our board of directors, executive officers or stockholders is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and results of operations.

The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results and financial condition.

In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We have incurred, and expect to continue to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. These costs could have an adverse effect on our operating results. We will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur. In connection with the Merger, our current and prospective employees and members of management could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees and members of management may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger. Losses of employees or members of management could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals.

If the Merger is consummated, our shareholders will not be able to participate in any further upside to our business.

If the Merger is consummated, each Share issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by Logility Parent as treasury stock, shares owned by any subsidiary of Logility Parent, shares held by Aptean or Merger Sub any of their wholly owned subsidiaries and shares owned by shareholders who are entitled to exercise, and have properly exercised dissenters’ rights under Georgia law), will be converted automatically into the right to receive $14.30 in cash, without interest. Our shareholders will not receive any equity interests of Aptean. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from the future performance of our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements and Policies
During the quarter ended January 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated as of September 5, 2023, among Logility, Inc., each of the shareholders of Garvis AI Limited and Piet Buyck, as Shareholder Representative (1)

Exhibit 2.2	Agreement and Plan of Merger, dated January 24, 2025, by and among Aptean, Inc., Update Merger Sub, Inc. and Logility Supply Chain Solutions, Inc. (2)

Exhibit 3.1	Second Amended and Restated Articles of Incorporation, and amendments thereto (3)

Exhibit 3.2	Second Amended and Restated By-laws as of September 25, 2024 (4)

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
(1)Incorporated by reference herein. Filed by the Company as Exhibit 2.1 of the Company’s Form 8-K (File No. 000-12456) as filed with the SEC on September 7, 2023.
(2)Incorporated by reference herein. Filed by the Company as Exhibit 2.1 of the Company’s Form 8-K (File No. 000-12456) as filed with the SEC on January 28, 2025.
(3)Incorporated by reference herein. Filed by the Company as Appendix B to its Proxy Statement filed on August 9, 2024 and amended as filed by the Company as Exhibit 3.2 to its Current Report on Form 8-K filed on October 1, 2024.
(4)Incorporated by reference herein. Filed by the Company as Exhibit 3.1 to its Current Report on Form 8-K filed on October 1, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY SUPPLY CHAIN SOLUTIONS, INC.

Date: February 28, 2025	By:	/s/ H. Allan Dow
H. Allan Dow Chief Executive Officer and President (Principal Executive Officer)

Date: February 28, 2025	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2025	By:	/s/ Bryan L. Sell
Bryan L. Sell Controller (Principal Accounting Officer)